Form 10-Q
period 2024-08-24
RESOURCES CONNECTION, INC.
filed 2024-10-04
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 24, 2024
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to______
Commission File Number: 0-32113
____________________________________________________________________________________________
RESOURCES CONNECTION, INC.
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________________________________________

Delaware	33-0832424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
17101 Armstrong Avenue, Irvine, California 92614
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (714) 430-6400
____________________________________________________________________________________________
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
As of September 26, 2024, 33,471,328 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	August 24, 2024	May 25, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,625	$108,892
Trade accounts receivable, net of allowances of $2,640 and $2,755 as of August 24, 2024 and May 25, 2024, respectively	106,469	108,515
Prepaid expenses and other current assets	7,242	6,888
Assets held for sale	-	8,909
Income taxes receivable	8,132	7,551
Total current assets	211,468	240,755
Goodwill	219,965	216,579
Intangible assets, net	23,808	9,573
Property and equipment, net	3,507	3,763
Operating lease right-of-use assets	23,398	11,899
Deferred tax assets	11,798	11,312
Other non-current assets	18,925	17,033
Total assets	$512,869	$510,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$14,019	$15,223
Accrued salaries and related obligations	44,302	41,999
Operating lease liabilities, current	5,540	4,735
Other current liabilities	10,728	10,476
Total current liabilities	74,589	72,433
Long-term debt	-	-
Operating lease liabilities, non-current	19,334	8,586
Deferred tax liabilities	9,311	8,680
Other non-current liabilities	2,420	2,452
Total liabilities	105,654	92,151
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 36,540 and 36,194 shares issued, and 33,472 and 33,556 shares outstanding as of August 24, 2024 and May 25, 2024, respectively	366	363
Additional paid-in capital	392,885	389,720
Accumulated other comprehensive loss	(16,882)	(17,713)
Retained earnings	78,048	88,595
Treasury stock at cost, 3,068 and 2,638 shares as of August 24, 2024 and May 25, 2024, respectively	(47,202)	(42,202)
Total stockholders’ equity	407,215	418,763
Total liabilities and stockholders’ equity	$512,869	$510,914
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	August 24, 2024	August 26, 2023
Revenue	$136,935	$170,169
Direct cost of services	86,948	103,168
Gross profit	49,987	67,001
Selling, general and administrative expenses	48,910	59,932
Goodwill impairment	3,855	-
Amortization expense	1,485	1,314
Depreciation expense	540	877
(Loss) income from operations	(4,803)	4,878
Interest income, net	(148)	(312)
Other income	(2)	(2)
(Loss) income before income tax expense	(4,653)	5,192
Income tax expense	1,054	2,075
Net (loss) income	$(5,707)	$3,117

Net (loss) income per common share:
Basic	$(0.17)	$0.09
Diluted	$(0.17)	$0.09

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,407	33,412
Diluted	33,407	34,010

Cash dividends declared per common share	$0.14	$0.14
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	August 24, 2024	August 26, 2023

Net (loss) income	$(5,707)	$3,117
Foreign currency translation adjustment gain, net of tax	831	342
Total comprehensive (loss) income	$(4,876)	$3,459
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended August 24, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at May 25, 2024	36,194	$363	$389,720	2,638	$(42,202)	$(17,713)	$88,595	$418,763
Stock-based compensation expense	-	-	1,599	-	-	-	-	1,599
Issuance of common stock purchased under Employee Stock Purchase Plan	229	2	2,008	-	-	-	-	2,010
Issuance of restricted stock	5	-	-	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	112	1	(595)	-	-	-	-	(594)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,687)	(4,687)
Dividend equivalents on equity awards	-	-	153	-	-	-	(153)	-
Repurchase of common stock	-	-	-	430	(5,000)		-	(5,000)
Currency translation adjustment	-	-	-	-	-	831	-	831
Net loss for the three months ended August 24, 2024	-	-	-	-	-	-	(5,707)	(5,707)
Balances at August 24, 2024	36,540	$366	$392,885	3,068	$(47,202)	$(16,882)	$78,048	$407,215

	For the Three Months Ended August 26, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at May 27, 2023	35,545	$355	$378,657	2,070	$(34,850)	$(17,290)	$87,648	$414,520
Exercise of stock options	22	1	341	-	-	-	-	342
Stock-based compensation expense	-	-	2,466	-	-	-	-	2,466
Issuance of common stock purchased under Employee Stock Purchase Plan	198	2	2,772	-	-	-	-	2,774
Issuance of restricted stock	-	-	-	(2)	39	-	(39)	-
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,720)	(4,720)
Dividend equivalents on equity awards	-	-	145	-	-	-	(145)	-
Currency translation adjustment	-	-	-	-	-	342	-	342
Net income for the three months ended August 26, 2023	-	-	-	-	-	-	3,117	3,117
Balances at August 26, 2023	35,765	$358	$384,381	2,068	$(34,811)	$(16,948)	$85,861	$418,841
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	August 24, 2024	August 26, 2023
Cash flows from operating activities:
Net (loss) income	$(5,707)	$3,117
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	2,025	2,191
Stock-based compensation expense	1,561	2,552
Goodwill impairment	3,855	-
(Gain) loss on sale of assets	(3,394)	12
Adjustment to allowances	(60)	179
Deferred income taxes	438	(498)
Other, net	44	44
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	4,278	5,730
Prepaid expenses and other current assets	(193)	(627)
Income taxes	(951)	735
Other assets	(1,879)	(3,029)
Accounts payable and other accrued expenses	(1,285)	1,166
Accrued salaries and related obligations	441	(13,949)
Other liabilities	518	163
Net cash used in operating activities	(309)	(2,214)

Cash flows from investing activities:
Net proceeds from sale of assets	12,309	-
Acquisition of Reference Point, net of cash acquired	(22,967)	-
Investments in property and equipment and internal-use software	(266)	(548)
Net cash used in investing activities	(10,924)	(548)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	350
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,010	2,774
Repurchase of common stock	(5,000)	-
Payment of cash dividends	(4,695)	(4,681)
Net cash used in financing activities	(7,685)	(1,557)

Effect of exchange rate changes on cash and cash equivalents	(349)	130
Net decrease in cash and cash equivalents	(19,267)	(4,189)
Cash and cash equivalents at beginning of period	108,892	116,784
Cash and cash equivalents at end of period	$89,625	$112,595

Supplemental cash flow disclosures
Income taxes paid, net	$1,343	$1,620
Interest paid	$88	$88
Non-cash investing and financing activities
Dividends declared, not paid	$4,687	$4,720
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of the Company and its Business
Resources Connection, Inc. (the “Company”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals (“RGP”). RGP is a global consulting firm focused on delivering consulting services that power clients’ operational needs and change initiatives utilizing a combination of bench and on-demand, expert and diverse talent. As a next-generation human capital partner for its clients, the Company specializes in co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. The Company’s principal markets of operations are North America, Europe and Asia Pacific.
The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The first quarters of fiscal 2025 and 2024 each consisted of 13 weeks. The Company’s fiscal year 2025 will consist of 53 weeks.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements of the Company as of and for the three months ended August 24, 2024 and August 26, 2023 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The fiscal 2024 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
The unaudited consolidated results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 25, 2024, which are included in the Company’s Annual Report on Form 10-K (“Fiscal Year 2024 Form 10-K”) filed with the SEC on July 22, 2024 (File No. 0-32113).
A complete listing of the Company’s significant accounting policies is discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Fiscal Year 2024 Form 10-K.
Reporting Segments
During the first quarter of fiscal 2025, the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”), announced a decision to reorganize the Company’s business by forming multiple discrete operational business units. To align the new operating model and financial reporting, the Company made management organizational changes and implemented new reporting modules and processes to provide discrete information to manage the business. During the first quarter of fiscal 2025, the Company completed its assessment of the Company's operating segments and has identified the following newly defined operating segments:

•On-Demand Talent – operating under the On-Demand by RGPTM brand, this segment provides businesses with a go-to source for bringing in experts when they need them.

•Consulting – operating under the Veracity by RGPTM brand, this segment drives transformation across people, processes and technology across domain areas including finance, technology and digital, risk and compliance and supply chain transformation.

•Europe & Asia Pacific – is a geographically defined segment that offers both on-demand and consulting services (excluding the digital consulting business, which is included in our Consulting segment) to clients throughout Europe and Asia Pacific.

•Outsourced Services – operating under the Countsy by RGPTM brand, this segment offers finance, accounting and HR services provided to startups, spinouts and scale-up enterprises, utilizing a technology platform and fractional team.

•Sitrick – a crisis communications and public relations firm which operates under the Sitrick brand, providing corporate, financial, transactional and crisis communication and management services.
Each of these segments reports through a separate segment manager to the Company’s Chief Executive Officer and Chief Operating Officer, who are collectively designated as the CODMs for segment reporting purposes. The Company's reportable segments are comprised of On-Demand Talent, Consulting, Europe & Asia Pacific, and Outsourced Services. Sitrick does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed under the “All Other” segment. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment.

On July 1, 2024, the Company acquired Reference Point LLC (“Reference Point”). See Note 4 – Acquisition for further discussion about the Company’s acquisition of Reference Point. Reference Point is reported within the Consulting Services operating segment from the date of acquisition.
All prior year periods presented were recast to reflect the impact of the preceding segment changes. See Note 14 – Segment Information and Enterprise Reporting for further information.
Per Share Information

The Company presents both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted EPS is based upon the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive shares of common stock include the assumed exercise of outstanding in-the-money stock options, assumed issuance of common stock under the Company's 2019 Employee Stock Purchase Plan, as amended (“ESPP”), assumed release of outstanding restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) using the treasury stock method. However, potentially dilutive shares of common stock are excluded from the computation in periods in which they have an anti-dilutive effect.

During the three months ended August 24, 2024, the Company incurred a net loss, and as a result potentially dilutive common shares issuable from the assumed exercise of stock options and the assumed release of shares of common stock under the outstanding ESPP, RSAs, RSUs, and PSUs awards were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table summarizes the calculation of net (loss) income per common share for the three months ended August 24, 2024 and August 26, 2023 (in thousands, except per share amounts):

	Three Months Ended
	August 24, 2024	August 26, 2023

Net (loss) income	$(5,707)	$3,117
Weighted-average shares outstanding:
Basic weighted-average shares	33,407	33,412
Effect of dilutive shares:
Potentially dilutive stock options	—	162
Potentially dilutive employee stock purchase plan	—	10
Potentially dilutive restricted stock awards	—	52
Potentially dilutive restricted stock units	—	181
Potentially dilutive performance stock units	—	193
Diluted weighted-average shares outstanding	33,407	34,010
Net (loss) income per common share:
Basic	$(0.17)	$0.09
Diluted	$(0.17)	$0.09

The following table sets forth the potentially dilutive shares excluded from the computation of the diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended
	August 24, 2024	August 26, 2023
Stock options	1,978	1,382
Employee stock purchase plan	10	—
Restricted stock awards	97	—
Restricted stock units	294	6
Performance stock units	—	—
Total	2,379	1,388

Financial Instruments
The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset in an orderly transaction between market participants at the measurement date (exit price).
The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, and accounts payable and other accrued expenses are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.
Goodwill Impairment
Goodwill is tested for impairment on an annual basis in the fourth quarter and more frequently if indicators of potential impairment exist. Impairment testing is conducted at the reporting unit level. Application of the goodwill impairment test requires judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, and determination of the Company’s weighted average cost of capital. Under Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, the

qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as potential indicators when determining the need for a quantitative assessment of impairment. As part of the segment change, the Company completed a quantitative assessment of impairment as of May 26, 2024.
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
The Company determined the fair value of its new operating segments and reporting units based on an income approach, using a series of assumptions that involve significant judgment, such as discount rates, revenue projections and Adjusted EBITDA margin projections. Significant estimates used to determine fair value included the weighted-average cost of capital and financial projections. While we believe that the assumptions underlying our quantitative assessment are reasonable, these assumptions could have a significant impact on whether a non-cash impairment charge is recognized and the magnitude of such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our RGP reporting unit will be consistent with our projections.
As a result of the quantitative impairment test, the Company concluded that the carrying amount of the Europe and Asia Pacific segment exceeded its fair value, which resulted in an impairment charge of $3.9 million on the goodwill associated with the Europe and Asia Pacific segment on the Consolidated Statements of Operations for the three months ended August 24, 2024. See Note 6 – Goodwill and Intangible Assets for further information.
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
As of August 24, 2024, the capitalized costs related to hosting arrangements incurred during the application development stage were $18.1 million. These capitalized hosting arrangements are included in other non-current assets in the Consolidated Balance Sheets, and the Company incurred $0.1 million of amortization expense during the three months ended August 24, 2024 related to these arrangements. There were $16.1 million of capitalized costs recorded as of May 25, 2024 and less than $0.1 million of costs were amortized during the three months ended August 26, 2023 related to hosting arrangements.
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

See Note 10 — Stockholders’ Equity for further information on the repurchase of shares of common stock under the stock repurchase program.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported totals for assets, liabilities, stockholders’ equity, cash flows or net income.
Recent Accounting Pronouncements
No recent accounting pronouncements or changes in accounting pronouncements issued by the Financial Accounting Standards Board, the America Institute of Certified Public Accountants and the SEC have a material significance, or have potential material significance, to the Company’s financial statements since those discussed in the Company’s Fiscal Year 2024 Form 10-K.
3. Revenue Recognition
The timing of revenue recognition, billings and cash collections affects the recognition of trade accounts receivable, contract assets and contract liabilities.
Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $27.4 million and $29.3 million as of August 24, 2024 and May 25, 2024, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.
Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $4.0 million and $3.5 million as of August 24, 2024 and May 25, 2024, respectively. Revenue recognized during the three months ended August 24, 2024 that was included in deferred revenue as of May 25, 2024 was $0.6 million. Revenue recognized during the three months ended August 26, 2023 that was included in deferred revenue as of May 27, 2023 was $1.6 million.
4. Acquisition
Acquisition of Reference Point
On July 1, 2024, the Company entered into an Amended and Restated Membership Interest Purchase Agreement (the “Reference Point MIPA”) with Reference Point LLC (“Reference Point”) and the holder of all the outstanding membership interests of Reference Point LLC (collectively, “Seller”), in which the Company acquired 100% of the membership interests of Reference Point. Reference Point is a strategy, management, and technology consulting firm serving the financial services sector across four areas of focus: Strategy & Management, Risk & Regulatory Compliance, Digital & Technology and Data & Analytics. The Company paid initial cash consideration of $23.0 million (net of $0.2 million cash acquired). The initial consideration is subject to final post-closing adjustments for the final working capital, cash, indebtedness and transaction expenses as described in the Reference Point MIPA.
Results of operations of Reference Point are included within the Consulting Services operating segment in the Consolidated Statements of Operations from the date of acquisition. Reference Point contributed $2.7 million of revenue and $0.5 million of operating income to the Consolidated Statements of Operations during the three months ended August 24, 2024. During the same period, the Company incurred $1.3 million in acquisition costs that were recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.
In accordance with ASC 805 Business Combinations, the Company made an initial provisional allocation of the purchase price for Reference Point based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill. The Company’s provisional purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company provisionally recorded total intangible assets consisting of $14.4 million for customer relationships (to be amortized over 11 to 13 years), $0.7 million related to a non-compete agreement (to be amortized over 5 years) and $0.6 million for trade name (to be amortized over 1 year). The Company also provisionally recorded $6.7 million of goodwill. The goodwill is attributable primarily to expected synergies and the assembled workforce of Reference Point.

The following table summarizes the consideration for the acquisition of Reference Point and the provisional amounts of the identified assets acquired and liabilities assumed at the acquisition date:
Fair value of consideration transferred (in thousands):

Cash	$23,215
Recognized provisional amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$248
Trade accounts receivable (1)	2,013
Prepaid expenses and other current assets	52
Intangible assets	15,720
Property and equipment	28
Other non-current assets	63
Total identifiable assets	18,124
Accounts payable and other accrued expenses	47
Accrued salaries and related obligations	988
Other liabilities	527
Total liabilities assumed	1,562
Net identifiable assets acquired	16,562
Goodwill	6,653
Net assets acquired	$23,215
(1)As of the acquisition date, the gross contractual amount of accounts receivable of $2.0 million was expected to be fully collected.
The purchase price allocation described above is preliminary with respect to the valuation of intangible assets acquired, goodwill, and tax related matters. A final determination of fair value of assets acquired and liabilities assumed relating to the acquisition could differ from the preliminary purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
The weighted-average useful lives of Reference Point's trade name, non-compete agreement and customer relationships are approximately 1 year, 5 years and 12 years, respectively. The weighted-average useful life of all Reference Point's intangible assets is 11.26 years.
5. Assets Held for Sale
As of February 24, 2024, the Company determined the asset groups associated with its corporate office in Irvine, California met the criteria of held for sale, since the Company intended to complete the sale of these assets within the twelve months following the end of the third quarter of fiscal 2024. Accordingly, the related assets classified as held for sale are separately presented in our Consolidated Balance Sheets as of May 25, 2024. In addition, such assets are presented at the lower of carrying value or fair value less any costs to sell. The Company concluded that the offering price of the disposal assets was an approximate fair value, which exceeded the carrying value of the related assets as of May 25, 2024. As such, the assets held for sale are reported at their carrying value.

The following table presents information related to the major classes of assets that were classified as held for sale in our Consolidated Balance Sheets associated with the Company's Irvine corporate office as described above (in thousands):

Assets Held for Sale	As of
Irvine Office Building	May 25, 2024
Building and land	$14,309
Leasehold improvements	321
Furniture and fixtures	1,565
Total assets held for sale, gross	16,195
Less: accumulated depreciation and amortization	(7,286)
Total assets held for sale, net	$8,909
Sale of Irvine Building

The Company entered into a Purchase and Sale Agreement dated May 15, 2024, and as amended as of May 20, 2024, with a third-party buyer for the sale of its Irvine building for a total purchase price of $13.0 million. During the three months ended August 24, 2024, the Company completed the sale of its Irvine building to the City of Irvine for total consideration of $13.0 million. The transaction closed on August 15, 2024, and resulted in a gain of $3.4 million. The sale does not constitute a discontinued operation. As such, the gain has been recorded within selling, general, and administrative expenses in the Consolidated Statement of Operations.
6. Goodwill and Intangible Assets

As described in Note 2 – Summary of Significant Accounting Policies, the Company changed its segment reporting effective during the first quarter of the fiscal 2025, and reallocated goodwill to the new reporting units on the relative fair value basis. Concurrent with the segment change, the Company completed a goodwill impairment assessment and concluded that the carrying value of the Europe and Asia Pacific segment, also a reporting unit, was in excess of its fair value and as such recorded a non-cash impairment charge of $3.9 million on the Consolidated Statements of Operations during the three months ended August 24, 2024.

The following table summarizes the activity in the Company’s goodwill balance. The balance as of May 25, 2024 was recast to reflect the impact of the preceding segment change (in thousands):

	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other	Total
Balance as of May 25, 2024	$69,154	$90,478	$28,349	$28,598	$—	$216,579
Acquisition (see Note 4)	—	6,653	—	—	—	6,653
Goodwill Impairment	—	—	(3,855)	—	$—	(3,855)
Impact of foreign currency exchange rate changes	—	—	588	—	—	588
Balance as of August 24, 2024	$69,154	$97,131	$25,082	$28,598	$—	$219,965

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

		As of August 24, 2024			As of May 25, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	7 - 12 years	$39,500	$(17,854)	$21,646	$25,100	$(16,858)	$8,242
Computer software	1 - 3.5 years	7,870	(6,901)	969	7,870	(6,539)	1,331
Trade names	1 year	600	(102)	498	-	-	-
Non-Compete Agreements	5 years	720	(25)	695	-	-	-
Total		$48,690	$(24,882)	$23,808	$32,970	$(23,397)	$9,573
The Company recorded amortization expense of $1.5 million and $1.3 million for the three months ended August 24, 2024 and August 26, 2023, respectively.
The following table presents future estimated amortization expense based on existing intangible assets (in thousands):
Fiscal Years:

2025 (remaining nine months)	$4,399
2026	4,186
2027	1,936
2028	1,632
2029 and thereafter	11,655
Total	$23,808
Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.
7. Leases
The Company currently leases office space, vehicles and certain equipment under operating leases through fiscal 2035. Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended
	August 24, 2024	August 26, 2023
Operating lease cost	$1,727	$1,864
Short-term lease cost	79	57
Variable lease cost	381	373
Sublease income (1)	(179)	(129)
Total lease cost	$2,008	$2,165
(1)Sublease income does not include rental income received from owned property, which is not material.
On August 1, 2024, the Company entered into a lease agreement for an office space in Irvine, set to commence on November 1, 2024 and expire on July 31, 2032. This lease is expected to replace the recently sold Irvine office building. The average annual rent for the lease term will be $0.7 million. In December 20, 2023, the Company entered into a lease agreement for an office space in New York that commenced on July 1, 2024 with an expiration date of July 31, 2034. The annual fixed rent for the first five years of $1.2 million and $1.3 million of the last five years.

The weighted-average lease term and weighted-average discount rate for operating leases as of August 24, 2024 and May 25, 2024 are presented in the following table:

	As of August 24, 2024	As of May 25, 2024
Weighted-average remaining lease term	6.3 years	3.5 years
Weighted-average discount rate	5.07%	4.37%
Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended
	August 24, 2024	August 26, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,692	$2,209
Right-of-use assets obtained in exchange for new operating lease obligations	$13,085	$983
Future maturities of operating lease liabilities as of August 24, 2024 are presented in the following table (in thousands):

Fiscal Years:	Operating Lease Maturity
2025 (remaining nine months)	$5,079
2026	5,404
2027	4,104
2028	3,726
2029	2,913
Thereafter	8,240
Total future lease payments	29,466
Less: interest	(4,592)
Present value of operating lease liabilities	$24,874
8. Long-Term Debt
On November 12, 2021, the Company and Resources Connection LLC, as borrowers, and all of the Company’s other domestic subsidiaries, as guarantors, entered into a credit agreement with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “Credit Agreement”), and concurrently terminated the then existing credit facility. The Credit Agreement provides for a $175.0 million senior secured revolving loan (the “Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the Credit Agreement. The Credit Facility matures on November 12, 2026. The obligations under the Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.
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
The Credit Agreement contains both affirmative and negative covenants. Covenants include, but are not limited to, limitations on the Company’s and its subsidiaries’ ability to incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. In addition, the Credit Agreement requires the

Company to comply with financial covenants including limitations on the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was compliant with all financial covenants under the Credit Agreement as of August 24, 2024.
As of August 24, 2024 and May 25, 2024, the Company had no debt outstanding under the Credit Facility. In addition, the Company had $1.5 million and $1.4 million of outstanding letters of credit issued under the Credit Facility as of August 24, 2024 and May 25, 2024, respectively. As of August 24, 2024, there was $173.5 million remaining capacity under the Credit Facility.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of August 24, 2024, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($1.9 million based on the prevailing exchange rate on August 24, 2024) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.
9. Income Taxes

For the three months ended August 24, 2024 and August 26, 2023, the Company’s income tax expense was $1.1 million, an effective tax rate of (22.7%), and $2.1 million, an effective tax rate of 40.0%, respectively. The income tax expense in the first quarter of fiscal 2025 measured against a pretax loss resulted in the negative effective tax rate. Despite the consolidated pretax loss in the first quarter of fiscal 2025, the Company recorded an income tax expense related to foreign income tax expense on international profits, along with rate impacting non-deductible items including tax adjustments associated with goodwill impairment, changes in valuation allowance and stock-based compensation.
The Company operates in an international environment. Accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings (losses) in various locations and the applicable tax rates in those jurisdictions. Fluctuations in the consolidated effective tax rate year over year are due to the changes in the mix of operating income and losses amongst the various jurisdictions in which the Company operates.
For the three months ended August 24, 2024 and August 26, 2023, the Company recognized a tax benefit of approximately $0.5 million and $0.2 million, respectively, associated with the exercise of nonqualified stock options, vesting of RSAs, RSUs, and disqualifying dispositions by employees of shares acquired under the ESPP.
The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $1.1 million and $1.0 million as of August 24, 2024 and May 25, 2024, which, if ultimately recognized, would impact the effective tax rate in future periods. Management believes that there is a possibility that unrecognized gross tax benefits of $1.1 million are expected to be recognized within the next 12 months due to the expiration of a statute of limitation. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are considered short-term liabilities as the Company does not anticipate any cash payments to settle the liability within the next 12 months.
10. Stockholders’ Equity
Stock Repurchase Program
The Company’s board of directors has previously approved a stock repurchase program authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. The current program was authorized in July 2015 (the “July 2015 Program”) and set an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended August 24, 2024, the Company purchased 430,284 shares of its common stock on the open market at an average price of $11.62 per share, for an aggregate total purchase price of approximately $5.0 million. As of August 24, 2024, approximately $37.2 million remained available for future repurchases of the Company’s common stock under the July 2015 Program. During the three months ended August 26, 2023, the Company made no repurchases of its common stock.

Quarterly Dividend
Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On July 24, 2024, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on September 20, 2024 to stockholders of record at the close of business on August 23, 2024. As of both August 24, 2024 and May 25, 2024, $4.7 million was accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Facility and other agreements, and other factors deemed relevant by the board of directors.
11. Restructuring Activities
During fiscal 2024, the Company initiated a cost reduction plan, including a reduction in force (the “United States (U.S.) Restructuring Plan”) intended to reduce costs and streamline operations. The U.S. Restructuring Plan resulted in a reduction of force of approximately 12% of the Company’s U.S. management and administrative workforce. The Company incurred employee termination costs associated with the U.S. Restructuring Plan, and were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations. The U.S. Restructuring Plan was substantially completed as of the year ended May 25, 2024. Restructuring adjustments were less than $0.1 million for the three months ended August 24, 2024 and zero for three months ended August 26, 2023. The restructuring liability was zero and $0.8 million as of August 24, 2024 and May 25, 2024, respectively.
12. Stock-Based Compensation Plans
General
The Company’s stockholders approved the Resources Connection, Inc. 2020 Performance Incentive Plan (the “2020 Plan”) on October 22, 2020, which replaced and succeeded in its entirety the Resources Connection, Inc. 2014 Performance Incentive Plan (the “2014 Plan”). Executive officers and certain employees, as well as non-employee directors of the Company and certain consultants and advisors are eligible to participate in the 2020 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2020 Plan equals: (1) 1,797,440 (which represents the number of shares that were available for additional award grant purposes under the 2014 Plan immediately prior to the termination of the authority to grant new awards under the 2014 Plan as of October 22, 2020), plus (2) the number of shares subject to stock options granted under the 2014 Plan or the Resources Connection, Inc. 2004 Performance Incentive Plan (together with the 2014 Plan, the “Prior Plans”) and outstanding as of October 22, 2020 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (3) the number of any shares subject to RSAs and RSUs granted under the Prior Plans that are outstanding and unvested as of October 22, 2020 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested.
Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted RSAs and RSUs under the 2020 Plan that typically vest in equal annual installments, and PSUs under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for RSAs, RSUs and stock option awards range from three to four years. The performance periods for the PSUs are three years. As of August 24, 2024, there were 763,359 shares available for further award grants under the 2020 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense included in selling, general and administrative expenses was $1.6 million and $2.6 million for the three months ended August 24, 2024 and August 26, 2023, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, RSAs, RSUs and PSUs under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. The Company recognized a tax benefit of $0.4 million and $0.5 million associated with such stock-based compensation expense during the three months ended August 24, 2024 and August 26, 2023, respectively.
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
Stock Options
The following table summarizes the stock option activity for the three months ended August 24, 2024 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Awards outstanding at May 25, 2024	2,185	$16.36
Exercised	-	$-
Forfeited	-	$-
Expired	(248)	$12.79
Awards outstanding at August 24, 2024	1,937	$16.93
Exercisable at August 24, 2024	1,937	$16.93
Vested and expected to vest at August 24, 2024 (1)	1,937	$16.93
(1)The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested. As of August 24, 2024, all outstanding options have vested.
As of August 24, 2024, there was no unrecognized compensation cost related to unvested and outstanding employee stock options.
Employee Stock Purchase Plan
On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the 2019 ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.
The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 229,341 and 198,150 shares of common stock pursuant to the ESPP during the three months ended August 24, 2024 and August 26, 2023, respectively. There were 1,093,905 shares of common stock available for issuance under the ESPP as of August 24, 2024.
Restricted Stock Awards
The following table summarizes the activities for the unvested RSAs for the three months ended August 24, 2024 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	223	$15.84
Granted	5	$11.31
Vested	(1)	$15.76
Forfeited	-	$-
Unvested as of August 24, 2024	227	$15.74
Expected to vest as of August 24, 2024	210	$15.78

As of August 24, 2024, there was $2.1 million of total unrecognized compensation costs related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.46 years.
Restricted Stock Units
The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to board of director members under the Directors Deferred Compensation Plan that settle in cash.
The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the three months ended August 24, 2024 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	615	$14.91	48	$15.64	663	$14.96
Granted (1)	659	$10.63	2	$10.70	661	$10.63
Vested	-	$-	(2)	$10.70	(2)	$10.70
Forfeited	-	$-	-	$-	-	$-
Unvested as of August 24, 2024	1,274	$12.66	48	$15.64	1,322	$12.77
Expected to vest as of August 24, 2024	1,219	$12.57	48	$15.64	1,267	$12.69
(1)Dividend equivalents are included in the granted shares.
As of August 24, 2024, there was $12.0 million of total unrecognized compensation costs related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 2.58 years.
As of August 24, 2024, there was $0.6 million of total unrecognized compensation costs related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.69 years.
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
The following table summarizes the activities for the unvested PSUs for the three months ended August 24, 2024 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	621	$16.15
Granted (2)	16	$18.40
Vested	(164)	$18.40
Forfeited	-	$-
Unvested as of August 24, 2024	473	$15.44
Expected to vest as of August 24, 2024	405	$15.63

(1)Shares are presented in this table at the stated target, which represents the base number of shares that would vest over the applicable performance period. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.
(2)Dividend equivalents are included in the granted shares.
As of August 24, 2024, there was no unrecognized compensation costs related to unvested PSUs.
13. Commitments and Contingencies
Legal Proceedings
The Company is involved in certain legal matters arising in the ordinary course of business. In the opinion of management, none of such matters, if disposed of unfavorably, would have a material adverse effect on the Company’s financial position, cash flows or results of operations.
14. Segment Information and Enterprise Reporting

The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company. During the first quarter of fiscal 2025, the Company reorganized its business segments to better align with changes in its internal operating model and financial reporting, which is used for performance assessment and resource allocation by the CODMs. All prior year periods presented were recast to reflect the impact of the preceding segment changes. See Note 2 – Summary of Significant Accounting Policies for further discussion about the Company’s operating and reportable segments.
Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net income before amortization expense, depreciation expense, interest and income taxes plus or minus stock-based compensation expense, technology transformation costs, acquisition costs, gain on sale of assets, and restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODMs do not evaluate segments using asset information.
The following table discloses the Company’s revenue and Adjusted EBITDA by segment for both periods presented (in thousands):

	Three Months Ended
	August 24, 2024	August 26, 2023
Revenue:
On-Demand Talent	$52,473	$77,974
Consulting	55,025	56,845
Europe & Asia Pacific	17,983	23,267
Outsourced Services	9,491	9,418
All Other	1,963	2,665
Total consolidated revenue	$136,935	$170,169

Adjusted EBITDA:
On-Demand Talent	$2,559	$8,557
Consulting	7,753	8,529
Europe & Asia Pacific	227	1,704
Outsourced Services	1,394	1,548
All Other	(467)	71
Unallocated items (1)	(9,146)	(8,863)
Consolidated Adjusted EBITDA (2)	$2,320	$11,546

(1)Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.
(2)A reconciliation of the Company’s net income to Adjusted EBITDA on a consolidated basis is presented below.
The table below represents a reconciliation of the Company’s net (loss) income to Adjusted EBITDA for both periods presented (in thousands):

	Three Months Ended
	August 24, 2024	August 26, 2023
Net (loss) income	$(5,707)	$3,117
Adjustments:
Amortization expense	1,485	1,314
Depreciation expense	540	877
Interest income, net	(148)	(312)
Income tax expense	1,054	2,075
EBITDA	(2,776)	7,071
Stock-based compensation expense	1,561	2,552
Technology transformation costs (1)	1,858	1,923
Acquisition costs (2)	1,289	—
Goodwill impairment (3)	3,855	—
Gain on sale of assets (4)	(3,420)	—
Restructuring adjustments	(47)	—
Adjusted EBITDA	$2,320	$11,546
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
(2)Acquisition costs primarily represent one-time costs included in net income related to the Company’s business acquisition, which include fees paid to the Company’s broker and other professional services firms. See Note 4 – Acquisition in the Notes to Consolidated Financial Statements for further discussion.
(3)Goodwill impairment charge recognized during the three months ended August 24, 2024 was related to the Europe Asia Pacific segment.

(4) The Company completed the sale of its Irvine office building on August 15, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the three months ended August 24, 2024 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 25, 2024 filed with the Securities and Exchange Commission (“SEC”). This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should” or “will” or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.
These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. Risks and uncertainties include, but are not limited to, the following: risks related to an economic downturn or deterioration of general and ongoing macroeconomic conditions, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our inability to adapt to a changing competitive landscape including for technological advancements, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, potential adverse effects to our and our clients’ liquidity and financial performances from bank failures or other events affecting financial institutions, risks arising from epidemic diseases or pandemics, our ability to realize the level of benefit that we expect from our restructuring and reorganizational initiatives, risks that our digital expansion and technology transformation efforts may not be successful, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities including due to social, political, regulatory, legal and economic risks in the countries and regions in which we operate, possible disruption of our business from our past and future acquisitions, the possibility that our recent rebranding efforts may not be successful, our potential inability to adequately protect our intellectual property rights, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, the possibility that we are unable to or elect not to pay our quarterly dividend payment, and other factors and uncertainties as are identified in our most recent Annual Report on Form 10-K for the year ended May 25, 2024 and our other public filings made with the SEC (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so.
References in this filing to “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview
Resources Global Professionals (“RGP,” “we" or “us”) is a global consulting firm based in Irvine, California (with offices worldwide) focused on delivering consulting execution services that power clients’ operational needs and change initiatives utilizing a combination of bench and on-demand, expert and diverse talent. As a next-generation human capital partner for our clients, we specialize in leadership and co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, employees’ and partners’ success.
We attract top-caliber professionals with in-demand skill sets who seek a workplace environment characterized by choice and control, collaboration and human connection. The trends in today’s marketplace favor flexibility and agility as businesses confront transformation pressures and skilled labor shortages even in the face of protracted economic uncertainty. Our client engagement and talent delivery model offer speed and agility, strongly positioning us to help clients transform their businesses and workforce. Our model is especially relevant at a time where cost reduction initiatives drive an enhanced reliance on a flexible workforce to execute transformational projects.
We are laser-focused on driving long-term growth in our business by seizing favorable macro shifts in workforce strategies and preferences, building an efficient and scalable operating model, and maintaining a distinctive culture and approach to professional services. Our enterprise initiatives in recent years include refining the operating model for sales, talent and delivery to be more client-centric, cultivating a more robust performance culture by aligning incentives to business performance, enhancing our consulting capabilities in digital transformation to align with market demand, improving operating leverage through pricing and a more efficient cost structure, and driving growth through strategic acquisitions.

In May 2024, we reorganized our business into three distinct engagement models to create greater clarity for all stakeholders and to better serve our clients. By offering On-Demand Talent, Consulting, and Outsourced Services within one enterprise, we can deliver what clients want today – flexibility, value and integrated service solutions. We believe our focus and execution around this new operating model will serve as the foundation for growth ahead. As further described under Operating Results of Segments below, in connection with this reorganization, management completed an assessment of our operating segments and concluded that we now have five reportable segments comprising each of these engagement models (On-Demand Talent, Consulting, and Outsourced Services), Europe & Asia Pacific and All Other (which includes our Sitrick operating segment).

On July 1, 2024, the Company acquired Reference Point LLC (“Reference Point”). See Note 4 – Acquisition for further discussion about the Company’s acquisition of Reference Point included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Reference Point is reported within the Consulting Services operating segment from the date of acquisition.
Fiscal 2025 Strategic Focus Areas
Building upon the foundation we established through fiscal 2024, we will continue to execute the following enterprise growth drivers in fiscal 2025:
•Evolve and execute under our new business segments
•Launch and activate new brand identity; and
•Enhance digital and AI capabilities.

Evolve and execute under our new business segments – Our first area of focus for fiscal 2025 is to evolve our business by focusing on three core engagement models: On-Demand Talent, Consulting, and Outsourced services. Our On-Demand Talent business is branded “On-Demand by RGPTM,” our Consulting business is called “Veracity by RGPTM” and our outsourced services business is Countsy®. We expect this shift to reduce market and buyer confusion, enhance our ability to focus on our core strengths and areas of expertise and provide greater optionality for our buying set to engage with RGP. This new organizational structure will enable us to better serve our clients along their transformation journey by providing targeted skill sets, high value consulting services and outsourced delivery under a single umbrella. Our approach combines flexibility, best of breed technology, and human-centered design with functional and subject matter expertise. This year, we will clarify and operationalize these models to unlock the cross selling of our diversified capabilities throughout our blue chip, loyal and longstanding client base. Part of the growth plan for our consulting business includes leveraging On-Demand by RGPTM for greater financial flexibility and better skill set alignment. Our growing consulting capability provides us with deeper visibility into our clients’ transformation agendas to drive greater opportunity for our on-demand execution capabilities. In our outsourced services business, we have expanded Countsy’s total addressable market beyond the start-up ecosystem to serve the finance, accounting and human resources needs surrounding spin-outs and carve-outs. Europe and Asia will continue to operate in the geographic regions as one business segment, serving our clients with consulting capabilities and On-Demand talent. Evolving our business through this reorganization ensures that we are well positioned to execute and succeed as the macro environment recovers.

Launch and activate new brand – Our second focus area for this fiscal year is to launch and activate a new brand identity and brand architecture in the marketplace. The central objective behind our brand refresh is to clarify to stakeholders what we do, who we serve, when to call us, and the impact we deliver. Under this new architecture, RGP will serve as an enterprise parent brand, representing a family of brands that are comprised of On-Demand by RGPTM, Veracity by RGPTM and Countsy by RGPTM. We have refreshed our digital properties to reflect our new brand identity and align them with our new brand architecture as part of this effort. We believe these changes will result in clarity around our full suite of capabilities and create greater understanding of the value we can bring to our clients across a broader spectrum.

Enhance digital and AI capabilities – Our third focus area for fiscal 2025 is continuing to expand and enhance our technology, digital and data capabilities across all business units. The increased adoption of digital tools, remote work styles, generative artificial intelligence, and globalization is driving new areas of need within our client base. We are actively adding skilled on-demand and consulting professionals in areas such as technology migration, cybersecurity, data modernization and data privacy, and user experience to proactively meet these evolving client needs. Under the Veracity by RGPTM consulting business we are bringing together our digital transformation business and the deep functional expertise within RGP’s legacy Project Consulting Services (PCS) group. We believe this combined offering will uniquely position us to offer our clients integrated end-to-end consulting solutions in the digital arena. With the addition of Reference Point, we are also now able to bring tailored technology and data modernization offerings to our many financial services industry clients.
Market Trends and Uncertainties
On a macro level, uncertain macroeconomic conditions including ambiguity around interest rates, softening labor markets and fluctuations in currency exchange rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures. We expect these conditions will continue in fiscal 2025. While we are not able to fully predict the potential impact, we continue to see more caution in professional services spending within our client base. If these conditions persist and a prolonged economic downturn or recession develops, it could result in further decline in billable hours and negatively impact our bill rates which would adversely affect our financial results and operating cash flows.
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our Fiscal Year 2024 Form 10-K, and in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of Part II of our Fiscal Year 2024 Form 10-K.
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

Our primary non-GAAP financial measures are listed below and reflect how we evaluate our operating results:
•Same-day constant currency revenue is adjusted for the following items:
◦Currency impact. In order to remove the impact of fluctuations in foreign currency exchange rates, we calculate same-day constant currency revenue, which represents the outcome that would have resulted had exchange rates in the current period been the same as those in effect in the comparable prior period.
◦Business days impact. In order to remove the fluctuations caused by comparable periods having a different number of business days, we calculate same-day revenue as current period revenue (adjusted for currency impact) divided by the number of business days in the current period, multiplied by the number of business days in the comparable prior period. The number of business days in each respective period is provided in the “Number of Business Days” section in the table below.
•EBITDA is calculated as net (loss) income before amortization expense, depreciation expense, interest and income taxes.
•Adjusted EBITDA is calculated as EBITDA plus or minus stock-based compensation expense, technology transformation costs, acquisition costs, goodwill impairment, gain on sale of assets and restructuring adjustments. We also present herein Adjusted EBITDA at the segment level as a measure used to assess the performance of our segments. Segment Adjusted EBITDA excludes certain shared corporate administrative costs that are not practical to allocate. See Note 14 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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
Adjusted Revenue by Segment

	Three Months Ended
	August 24, 2024				August 26, 2023
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$52,473	$154	$-	$52,627	$77,974
Consulting	55,025	160	(18)	55,167	56,845
Europe and Asia Pacific	17,983	440	12	18,435	23,267
Outsourced Services	9,491	-	-	9,491	9,418
All Other	1,963	-	-	1,963	2,665
Total Consolidated	$136,935	$754	$(6)	$137,683	$170,169

	Three Months Ended
Number of Business Days	August 24, 2024	August 26, 2023
	(Unaudited)	(Unaudited)
On-Demand Talent (1)	63	63
Consulting (1)	63	63
Europe & Asia (2)	64	64
Outsourced Services (1)	63	63
All Other (1)	63	63
(1) This represents the number of business days in the U.S.
(2) The business days in international regions represent the weighted-average number of business days.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin assist management in assessing our core operating performance. We also believe these measures provide investors with a useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net (loss) income and net (loss) income margin, the most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended
	August 24, 2024	% of Revenue	August 26, 2023	% of Revenue

	(Unaudited)		(Unaudited)
Net (loss) income	$(5,707)	(4.2%)	$3,117	1.8%
Adjustments:
Amortization expense	1,485	1.1%	1,314	0.8%
Depreciation expense	540	0.4%	877	0.5%
Interest income, net	(148)	(0.1%)	(312)	(0.2%)
Income tax expense	1,054	0.8%	2,075	1.3%
EBITDA	(2,776)	(2.0%)	7,071	4.2%
Stock-based compensation expense	1,561	1.1%	2,552	1.5%
Technology transformation costs (1)	1,858	1.4%	1,923	1.1%
Acquisition costs (2)	1,289	0.9%	-	-
Goodwill Impairment (3)	3,855	2.8%	-	-
Gain on sale of assets (4)	(3,420)	(2.5%)	-	-
Restructuring adjustments	(47)	-	-	-
Adjusted EBITDA	$2,320	1.7%	$11,546	6.8%
(1)Technology transformation costs represent costs included in net income related to our initiative to upgrade our technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.
(2)Acquisition costs primarily represent costs included in net income related to our business acquisition. These costs include transaction bonuses, retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisition in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about this acquisition.
(3)Goodwill impairment charge recognized during the three months ended August 24, 2024 was related to the Europe and Asia Pacific segment.

(4) The Company completed the sale of its Irvine office building on August 15, 2024.
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

Results of Operations
The following table sets forth our Consolidated Statements of Operations data for the three months ended August 24, 2024 and August 26, 2023, respectively. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue (in thousands, except percentages).

	Three Months Ended
	August 24, 2024	% of Revenue (1)	August 26, 2023	% of Revenue (1)

	(Unaudited)		(Unaudited)
Revenue	$136,935	100.0%	$170,169	100.0%
Direct cost of services	86,948	63.5%	103,168	60.6%
Gross profit	49,987	36.5%	67,001	39.4%
Selling, general and administrative expenses	48,910	35.7%	59,932	35.2%
Goodwill impairment	3,855	4.4%	-	-
Amortization expense	1,485	1.1%	1,314	0.8%
Depreciation expense	540	0.4%	877	0.5%
(Loss) income from operations	(4,803)	(3.5%)	4,878	2.9%
Interest income, net	(148)	(0.1%)	(312)	(0.2%)
Other income	(2)	-	(2)	-
(Loss) income before income tax expense	(4,653)	(3.4%)	5,192	3.1%
Income tax expense	1,054	0.8%	2,075	1.3%
Net (loss) income	$(5,707)	(4.2%)	$3,117	1.8%
(1)The percentage of revenue may not foot due to rounding.
Consolidated Operating Results – Three Months Ended August 24, 2024 Compared to Three Months Ended August 26, 2023

Revenue. Revenue decreased $33.2 million, or 19.5%, to $136.9 million in the first quarter of fiscal 2025 from $170.2 million in the first quarter of fiscal 2024 primarily due to reduced client spending across a majority of our markets, client segments and solution offerings as a result of the persistently challenging global macroeconomic environment. Gross pipeline improved sequentially during the quarter across the globe, however, the time to close opportunities in the pipeline continued to be protracted, typical in a tougher macro environment when clients are more hesitant to spend on professional services. Billable hours decreased by 15.3% and the average bill rate declined by 5.0% (or 4.7% on a constant currency basis) from the prior year quarter. The change in average bill rate was due to a shift in revenue mix across the globe to regions with lower bill rates. The U.S. and Europe average bill rates increased by 2.3% and 4.6% (or 2.3% and 4.5% on a constant currency basis) respectively, compared to the prior year as a result of our initiative focused on value-based pricing, while average bill rates in the Asia Pacific region declined by 3.2% (although increased 0.2% on a constant currency basis). The decline in the average bill rates in the Asia Pacific region was due to a shift in the revenue mix to countries with a historically lower bill rate.
Direct Cost of Services. Direct cost of services decreased $16.2 million, or 15.7%, to $86.9 million for the first quarter of fiscal 2025 from $103.2 million for the first quarter of fiscal 2024. The decrease in direct cost of services was primarily attributable to a 15.3% decline in billable hours as a result of reduced client spending as noted above and a 5.0% (or 3.3% on a constant currency basis) decrease in average pay rate during the first quarter of fiscal 2025 compared to the prior year quarter.

Direct cost of services as a percentage of revenue was 63.5% for the first quarter of fiscal 2025 compared to 60.6% for the first quarter of fiscal 2024. The increased percentage compared to the prior year quarter was primarily due less favorable leverage on indirect cost of services as a result of lower revenue, lower salaried consultants and a 60 basis point increase in the pay/bill ratio. We continue to seek improvement in the overall pay/bill ratio and indirect cost leverage through strategic pricing, while offering competitive compensation and benefits to our consultants to attract and retain the best talent in the marketplace.

The number of consultants on assignment at the end of the first quarter of fiscal 2025 was 2,570 compared to 2,885 at the end of the first quarter of fiscal 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $48.9 million, or 35.7% of revenue, for the first quarter of fiscal 2025 compared to $59.9 million, or 35.2% of revenue, for the first quarter of fiscal 2024. The $11.0 million improvement in SG&A year-over-year was primarily attributed to a lower management compensation expense of $5.1 million largely attributable to the cost reduction plan (the "U.S. Restructuring Plan") initiated in October 2023, a $3.4 million gain on the sale of the Irvine office building, a $1.3 million decrease in bonuses and commissions as a result of lower revenue and profitability achievement compared to incentive compensation targets in the current fiscal year, and a $1.0 million decrease in stock compensation expense primarily as a result of remeasurement of achievement associated with performance based equity awards. These reductions were partially offset by $1.3 million of costs related to the acquisition of Reference Point, which closed on July 1, 2024.
Management and administrative headcount was 757 at the end of the first quarter of fiscal 2025 and 909 at the end of the first quarter of fiscal 2024. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, a consulting term for a professional who balances business development activities with billable work for clients, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full time equivalent headcount.

Goodwill Impairment. During the first quarter of fiscal 2025, the Company completed a goodwill impairment analysis as part of its business segment reorganization. As a result of that analysis, a non-cash impairment charge of $3.9 million was recorded in the Europe and Asia Pacific segment in the first quarter of fiscal 2025.

Income Taxes. Income tax expense was $1.1 million, reflecting an effective tax rate of (22.7%), for the first quarter of fiscal 2025 compared to $2.1 million, or an effective tax rate of 40.0%, for the first quarter of fiscal 2024. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The income tax expense in the first quarter of fiscal 2025 measured against a pretax loss resulted in the negative effective tax rate. Despite the consolidated pretax loss in the first quarter of fiscal 2025, the Company recorded an income tax expense related to foreign income tax expense on international profits, along with rate impacting non-deductible items including tax adjustments associated with goodwill impairment, changes in valuation allowance and stock-based compensation.
We recognized a tax benefit of approximately $0.5 million and $0.2 million for the three months ended August 24, 2024 and August 26, 2023, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, and disqualifying dispositions by employees of shares acquired under the Employee Stock Purchase Plan (“ESPP”).
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
Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A of our Fiscal Year 2024 Form 10-K and our other public filings made with the SEC. Due to these and other factors, we believe quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.
Operating Results of Segments

During the first quarter of fiscal 2025, the Company reorganized its business segments to better align with changes in its internal operating model and financial reporting, which is used for performance assessment and resource allocation by the Chief Operating Decision Makers. We identified the following newly defined operating segments:
•On-Demand Talent – operating under the On-Demand by RGPTM brand, this segment provides businesses with a go-to source for bringing in experts when they need them.

•Consulting – operating under the Veracity by RGPTM brand, this segment drives transformation across people, processes and technology across domain areas including finance, technology and digital, risk and compliance and supply chain transformation.

•Europe & Asia Pacific – is a geographically defined segment that offers both on-demand and consulting services (excluding the digital consulting business, which is included in our Consulting segment) to clients throughout Europe and Asia Pacific.

•Outsourced Services – operating under the Countsy by RGP™ brand, this segment offers finance, accounting and HR services provided to startups, spinouts and scale-up enterprises, utilizing a technology platform and fractional team.

•Sitrick – a crisis communications and public relations firm that operates under the Sitrick brand, providing corporate, financial, transactional and crisis communication and management services.

Our reportable segments are comprised of On-Demand Talent, Consulting, Outsourced Services, and Europe & Asia Pacific. Sitrick does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed under the “All Other” Segment. All prior year periods presented were recast to reflect the impact of the preceding segment changes.

On July 1, 2024, we acquired Reference Point LLC (“Reference Point”), which is reported within the Consulting operating segment from the date of acquisition.

The following table presents our current operating results by segment for the three months ended August 24, 2024 and August 26, 2023, respectively (in thousands, except percentages and average bill rates).

	Three Months Ended
	August 24, 2024	% of Revenue (1)	August 26, 2023	% of Revenue (1)
Adjusted EBITDA:	(Unaudited)		(Unaudited)
On-Demand Talent	$2,559	4.9%	$8,557	11.0%
Consulting	7,753	14.1%	8,529	15.0%
Europe & Asia Pacific	227	1.3%	1,704	7.3%
Outsourced Services	1,394	14.7%	1,548	16.4%
All Other	(467)	(23.8%)	71	2.7%
Unallocated items (2)	(9,146)		(8,863)
Consolidated Adjusted EBITDA	2,320	1.7%	11,546	6.8%
Adjustments:
Stock-based compensation expense	(1,561)		(2,552)
Technology transformation costs (3)	(1,858)		(1,923)
Acquisition costs (4)	(1,289)		—
Goodwill impairment (5)	(3,855)		—
Gain on sale of assets (6)	3,420		—
Restructuring adjustments	47		—
Amortization expense	(1,485)		(1,314)
Depreciation expense	(540)		(877)
Interest income, net	148		312
(Loss) income before income tax expense	(4,653)		5,192
Income tax expense	(1,054)		(2,075)
Net (loss) income	$(5,707)		$3,117
(1)Segment Adjusted EBITDA Margin is calculated by dividing segment Adjusted EBITDA by segment revenue.

(2) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(3) Technology transformation costs represent costs included in net income related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.

(4) Acquisition costs primarily represent costs included in net income related to the Company’s business acquisition. These costs include transaction bonuses, retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms.

(5) Goodwill impairment charge recognized during the three months ended August 24, 2024 was related to the Europe Asia Pacific segment.

(6) The Company completed the sale of its Irvine office building on August 15, 2024.

Revenue by Segment

On-Demand Talent – Revenue in the On-Demand segment declined by $25.5 million or 32.7%, to $52.5 million compared to $78.0 million in the prior year quarter. The decline was primarily due to lower demand across solution areas amongst economic uncertainty, with billable hours decreasing by 30.2%. Additionally, there was a reduction in average bill rate as a result of the competitive economic environment with a year over year decline of 3.2% (also 3.2% on a constant currency basis).

Consulting – Revenue in the Consulting segment decreased by $1.8 million or 3.2%, to $55.0 million compared to $56.8 million in the prior year quarter. The decline was primarily due to the lower demand and a reduction in average bill rate in response to the continued challenging global macroeconomic environment. Billable hours decreased by 3.4% and the average bill rate declined by 1.5% (or 1.9% on a constant currency basis). Most notably, the Consulting business saw a decrease year over year in finance and accounting transformation-related projects, as customers delayed starting new projects amongst economic uncertainty. The decrease in revenue for the segment was partially offset by the addition of revenue from the CloudGo and Reference Point acquisitions, which were not included in the prior year results.

Europe and Asia Pacific – Revenue in the Europe and Asia Pacific segment declined by $5.3 million or 22.7%, to $18.0 million in the quarter compared to $23.3 million in the prior year quarter. This segment saw a significant delay in decision making and project starts as clients sorted through their own organizational challenges amidst economic uncertainty most notably in Europe, which resulted in billable hours decreasing by 8.8% year over year. Asia Pacific is performing relatively more resiliently than Europe. Pricing competition remained fierce across the region, from the Big 4 firms as well as local boutique firms. Additionally, with a higher proportion of revenue in Asia Pacific in the first quarter of fiscal 2025, which carries significantly lower average bill rates, the weighted average bill rate for the Europe and Asia Pacific segment declined by 15.5% (or 12.5% on a constant currency basis) year over year.

Outsourced Services – Revenue in the Outsourced services segment of $9.5 million remained flat compared to the prior year quarter.

All Other – Revenue in the All Other segment declined by $0.7 million or 26.3%, to $2.0 million in the quarter compared to $2.7 million in the prior year quarter. Demand for crisis communications and public relations services continued to be sluggish. The billable hours decreased by 33.5% partially offset by the increase in average bill rate by 14.8% (also 14.8% on a constant currency basis).
Adjusted EBITDA by Segment
On-Demand Talent – The On-Demand segment’s Adjusted EBITDA decreased by $6.0 million or 70.1%, to $2.6 million for the first quarter of fiscal 2025, compared to $8.6 million for the first quarter of fiscal 2024. Compared to the prior year quarter, revenue decreased $25.5 million for the first quarter of fiscal 2025, which was partially offset by the decrease in the related cost of services of $14.2 million. Additionally, SG&A costs decreased by $5.3 million for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 primarily due to decreases in management compensation expense of $2.6 million due to the reduction in force during fiscal 2024, a $0.8 million decrease in bonuses and commissions as a result of lower revenue and profitability achievement compared to the incentive targets, and a $2.1 million decrease in all other general and administration expenses.
Consulting – The Consulting segment’s Adjusted EBITDA decreased by $0.8 million or 9.1%, to $7.8 million for the first quarter of fiscal 2025, compared to $8.5 million for the first quarter of fiscal 2024. Compared to the prior year quarter, revenue decreased $1.8 million and the related cost of services increased by $0.7 million. Additionally, SG&A costs decreased by $1.8 million for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 primarily due to the decreases in management compensation expense and bonus and commission expense.
Europe & Asia Pacific – The Europe & Asia Pacific segment’s Adjusted EBITDA decreased by $1.5 million or 86.7%, to $0.2 million for the first quarter of fiscal 2025, compared to $1.7 million for the first quarter of fiscal 2024. Compared to the prior year quarter, revenue decreased $5.3 million, which was partially offset by the decrease in the related cost of services of $3.1 million. Additionally, SG&A costs decreased by $0.7 million for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 primarily due to the decreases in management compensation expense and bonus and commission expense.

Outsourced Services – The Outsourced Services segment’s Adjusted EBITDA declined slightly by $0.2 million to $1.4 million in the first quarter of fiscal 2025. This decline was primarily driven by less favorable leverage on indirect cost of services relative to revenue.
All Other – The All Other segment's Adjusted EBITDA declined by $0.5 million or 757.7%, to $(0.5) million for the first quarter of fiscal 2025 compared to $0.1 million for the first quarter of fiscal 2024 due to lower revenue performance.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities, our $175.0 million senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. During the three months ended August 24, 2024, we generated negative cash flow from operations. However, on an annual basis, we have generated positive cash flows from operations since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of August 24, 2024, we had $89.6 million of cash and cash equivalents, including $44.9 million held in international operations.
On November 12, 2021, we and Resources Connection LLC, as borrowers, and all of our domestic subsidiaries, as guarantors, entered into a credit agreement with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a $175.0 million senior secured revolving loan (the “Credit Facility”), which includes a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the Credit Agreement. The Credit Facility matures on November 12, 2026. The obligations under the Credit Facility are secured by substantially all of our assets, and assets of Resources Connection LLC and all of our domestic subsidiaries.
Future borrowings under the Credit Facility bear interest at a rate per annum of either, at our election, (i) Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on our consolidated leverage ratio. In addition, we pay an unused commitment fee on the average daily unused portion of the Credit Facility, which ranges from 0.20% to 0.30% depending upon our consolidated leverage ratio. As of August 24, 2024, we had no debt outstanding under the Credit Facility and $173.5 million remaining capacity under the Credit Facility.
The Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the Credit Facility is included in Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (our wholly owned subsidiary), as borrower, and we, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at a loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of August 24, 2024, we had no debt outstanding under the Beijing Revolver.
In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2025 Strategic Focus Areas” above, requires significant investments over multiple years. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. The actual amount of investment and the timing will depend on a number of variables, including progress made on the implementation. As of August 24, 2024, we capitalized $18.1 million related to the technology platform initiative; in addition, we recorded $1.9 million of expenses in the first quarter of fiscal 2025 relating to these investments. At the end of the first quarter of fiscal 2025, the remaining investments required for this multi-year initiative is estimated to be in the range of $11.0 million to $16.0 million. We expect the majority of the investment will take place in fiscal 2025. In addition to our technology transformation initiative, we expect to continue to invest in digital pathways to enhance the experience and touchpoints with our end users, including current and prospective employees (consultants and management employees) and clients. Such efforts will require additional cash outlay and could further elevate our capital expenditures in the near term. We believe our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will provide sufficient funds for these initiatives. As of August 24, 2024, we have non-cancellable purchase obligations totaling $11.1 million, which primarily consists of payments pursuant to the licensing arrangements that we have entered into in connection with the technology platform initiative: $4.6 million due during fiscal 2025; $3.4 million due during fiscal 2026; $2.1 million due during fiscal 2027; $1.0 million due during fiscal 2028; and zero due thereafter.

In addition, we pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our board of directors. Most recently, on September 20, 2024 we paid a dividend of $0.14 per share of our common stock to stockholders of record at the close of business on August 23, 2024. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Facility and other agreements, and other factors deemed relevant by our board of directors.

We entered into a Membership Interest Purchase Agreement, dated as of March 27, 2024, and as amended and restated as of June 30, 2024 (the “Reference Point MIPA”) with Reference Point LLC (“Reference Point”) and the sole member of Reference Point, pursuant to which we acquired 100% of the membership interests of Reference Point. We paid an initial cash consideration of $23.0 million (net of $0.2 million cash acquired). See Note 4 – Acquisition in the Notes to Consolidated Financial Statements for further information.
As described under “Market Trends and Uncertainties” above, uncertain macroeconomic conditions and ambiguity around interest rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which have adversely impacted, and may continue to adversely impact, our financial results, operating cash flows, and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making additional strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.
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
Other than as described herein, there have been no material changes to our material cash requirements, including commitments for capital expenditures, described under the heading “Liquidity and Capital Resources” in Item 7 of Part II of our Fiscal Year 2024 Form 10-K.
Operating Activities
Operating activities for the first three months of fiscal 2025 used cash of $0.3 million compared to $2.2 million for the first three months of fiscal 2024. The cash used in operations for the first three months of fiscal 2025 was due to a net loss of $5.7 million, which was partially offset by non-cash adjustments of $4.5 million and net favorable changes in operating assets and liabilities of $0.9 million. These net favorable changes in operating assets and liabilities were driven by a $4.3 million decrease in trade accounts receivable, a $0.4 million increase in accrued salaries and related obligations, mainly due to the timing of our pay cycle, and a $0.5 million increase in other liabilities. Offsetting these favorable changes were a $1.9 million increase in other assets largely related to the investments in our technology implementation, a $1.3 million decrease in accounts payable and other accrued expenses, and a $1.0 million increase in prepaid income taxes.
In the first three months of fiscal 2024, cash used in operations resulted from net income of $3.1 million and non-cash adjustments of $4.5 million. Additionally, net unfavorable changes in operating assets and liabilities totaled $9.8 million, primarily consisting of a $13.9 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during the first three months of fiscal 2024, a $3.0 million increase in other assets primarily due to the capitalized implementation costs for hosting arrangements, and a $0.6 million increase in prepaid expenses and other current assets, partially offset by a $5.7 million decrease in trade accounts receivable, a $1.2 million increase in accounts payable and other accrued expenses, and a $0.8 million increase in income taxes payable and other liabilities.
Investing Activities

Net cash used in investing activities was $10.9 million for the first three months of fiscal 2025 compared to $0.5 million for the first three months of fiscal 2024. Net cash used in investing activities for the first three months of fiscal 2025 was primarily related to $23.0 million of net cash used towards the acquisition of Reference Point, partially offset by the $12.3 million net proceed from the sale of the Irvine office building. Net cash used in investing activities in the first three months of fiscal 2024 was primarily related to the development of internal-use software and acquisition of property and equipment.
Financing Activities
Net cash used in financing activities totaled $7.7 million in the first three months of fiscal 2025 compared to $1.6 million in the first three months of fiscal 2024. Net cash used in financing activities during the first three months of fiscal 2025 consisted of $5.0 million to purchase 430,284 shares of common stock on the open market, and cash dividend payments of $4.7 million; these uses were partially offset by $2.0 million in proceeds received from ESPP share purchases. Net cash used in financing activities during the first three months of fiscal 2024 consisted of cash dividend payments of $4.7 million and was partially offset by $3.1 million in proceeds received from ESPP share purchases and employee stock option exercises.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the Credit Facility that bear interest at a variable market rate.
As of August 24, 2024, we had approximately $89.6 million of cash and cash equivalents. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
As of August 24, 2024, we had no outstanding debt under our Credit Facility. We are exposed to interest rate risk related to fluctuations in the term SOFR rate and, to a lesser extent, the loan prime rate on the Beijing Revolver. See “Liquidity and Capital Resources” above and Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our Credit Facility and the Beijing Revolver. To the extent that there is a significant increase in the level of borrowings, a sharp rise in interest rate could have a material impact on our consolidated financial position or results of operations.
Foreign Currency Exchange Rate Risk. For the three months ended August 24, 2024, approximately 18.3% of our revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.
Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 49.9% of our balances of cash and cash equivalents as of August 24, 2024 were denominated in U.S. dollars. The remaining amount of approximately 50.1% was comprised primarily of cash balances translated from Euros, British Pound Sterling, Japanese Yen, Canadian Dollar, Chinese Yuan, Indian Rupee, and Mexican Pesos. This compares to approximately 59.2% of our cash and cash equivalents balances as of May 25, 2024 that were denominated in U.S. dollars and approximately 40.8% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Mexican Pesos, Chinese Yuan, Canadian Dollar, Indian Rupee and British Pound Sterling. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.
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
ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 24, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in internal control over financial reporting that is described below, our disclosure controls and procedures were not effective as of August 24, 2024.

Material Weakness in Internal Control over Financial Reporting

As discussed above, during the first quarter of fiscal 2025, the Company reorganized its business segments and, as a result, the Company was required to perform an interim goodwill impairment analysis on the new reporting units as of May 26, 2024. During completion of such goodwill impairment analysis, the management review control that related to certain inputs into the valuation analysis did not operate effectively, resulting in a change to the goodwill impairment amount recorded for the Europe and Asia Pacific segment as of August 24, 2024. The total goodwill impairment recorded is $3.9 million. This misstatement was identified and corrected prior to release of the Company’s Form 10-Q for the first quarter of fiscal 2025.

Remediation of Material Weakness

Management is implementing remediation steps to address the material weakness described above and to improve our internal control over financial reporting. While we have processes to review inputs into valuation analyses, we are improving our policies and procedures to document more robust supporting evidence related to the work performed by any valuation specialists used in preparing the Company’s goodwill impairment analysis.

Changes in Internal Controls over Financial Reporting

Other than the remediation measures described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended August 24, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2024 Form 10-K, which was filed with the SEC on July 22, 2024 See “Risk Factors” in Item 1A of Part I of such Fiscal Year 2024 Form 10-K for a complete description of the material risks we face.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding purchases by us of our common stock for the three months ended August 24, 2024. All shares were repurchased pursuant to the July 2015 program as described in footnote (1) below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
May 26, 2024 — June 22, 2024	-	$-	-	$42,246,173
June 23, 2024 — July 20, 2024	-	$-	-	$42,246,173
July 21, 2024 — August 24, 2024	430,284	$11.62	430,284	$37,246,183
Total May 26, 2024 — August 24, 2024	430,284	$11.62	430,284	$37,246,183
(1)In July 2015, our board of directors approved a stock repurchase program (the “July 2015 program”), authorizing the purchase, at the discretion of our senior executives, of our common stock for an aggregate dollar limit not to exceed $150 million. Subject to the aggregate dollar limit, the currently authorized stock repurchase program does not have an expiration date. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.
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
101*
The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended August 24, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 3, 2024	/s/ KATE W. DUCHENE

Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: October 3, 2024	/s/ JENNIFER RYU

Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)