Form 10-Q
period 2024-11-23
RESOURCES CONNECTION, INC.
filed 2025-01-02
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 23, 2024
OR
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
15950 North Dallas Parkway, Suite 330, Dallas, Texas 75248
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (214) 777-0600
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
As of December 26, 2024, 33,091,107 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	November 23, 2024	May 25, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,197	$108,892
Trade accounts receivable, net of allowances of $3,232 and $2,755 as of November 23, 2024 and May 25, 2024, respectively	106,894	108,515
Prepaid expenses and other current assets	8,536	6,888
Assets held for sale	–	8,909
Income taxes receivable	8,090	7,551
Total current assets	201,717	240,755
Goodwill	139,627	216,579
Intangible assets, net	22,239	9,573
Property and equipment, net	4,743	3,763
Operating lease right-of-use assets	24,725	11,899
Deferred tax assets	11,120	11,312
Other non-current assets	20,702	17,033
Total assets	$424,873	$510,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$13,580	$15,223
Accrued salaries and related obligations	45,174	41,999
Operating lease liabilities, current	5,385	4,735
Other current liabilities	9,466	10,476
Total current liabilities	73,605	72,433
Long-term debt	–	–
Operating lease liabilities, non-current	22,371	8,586
Deferred tax liabilities	930	8,680
Other non-current liabilities	2,290	2,452
Total liabilities	99,196	92,151
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.01 par value, 70,000 shares authorized; 36,757 and 36,194 shares issued, and 33,091 and 33,556 shares outstanding as of November 23, 2024 and May 25, 2024, respectively	368	363
Additional paid-in capital	394,544	389,720
Accumulated other comprehensive loss	(21,176)	(17,713)
Retained earnings	4,145	88,595
Treasury stock at cost, 3,666 and 2,638 shares as of November 23, 2024 and May 25, 2024, respectively	(52,204)	(42,202)
Total stockholders’ equity	325,677	418,763
Total liabilities and stockholders’ equity	$424,873	$510,914
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 23, 2024	November 25, 2023	November 23, 2024	November 25, 2023
Revenue	$145,618	$163,127	$282,553	$333,296
Direct cost of services	89,532	99,651	176,480	202,819
Gross profit	56,086	63,476	106,073	130,477
Selling, general and administrative expenses	51,305	52,993	100,215	112,925
Goodwill impairment	79,482	–	83,337	–
Amortization expense	1,569	1,321	3,054	2,635
Depreciation expense	462	810	1,002	1,687
(Loss) income from operations	(76,732)	8,352	(81,535)	13,230
Interest income, net	(215)	(293)	(363)	(605)
Other income	(70)	(3)	(72)	(5)
(Loss) income before income tax (benefit) expense	(76,447)	8,648	(81,100)	13,840
Income tax (benefit) expense	(7,732)	3,753	(6,678)	5,828
Net (loss) income	$(68,715)	$4,895	$(74,422)	$8,012

Net (loss) income per common share:
Basic	$(2.08)	$0.15	$(2.24)	$0.24
Diluted	$(2.08)	$0.14	$(2.24)	$0.24

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,046	33,409	33,226	33,410
Diluted	33,046	33,901	33,226	33,945

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 23, 2024	November 25, 2023	November 23, 2024	November 25, 2023

Net (loss) income	$(68,715)	$4,895	$(74,422)	$8,012
Foreign currency translation adjustment (loss) gain, net of tax	(4,294)	415	(3,463)	757
Total comprehensive (loss) income	$(73,009)	$5,310	$(77,885)	$8,769
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended November 23, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at August 24, 2024	36,540	$366	$392,885	3,068	$(47,202)	$(16,882)	$78,048	$407,215
Stock-based compensation expense	-	-	2,098	-	-	-	-	2,098
Issuance of restricted stock	75	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	142	1	(993)	-	-	-	-	(992)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,633)	(4,633)
Dividend equivalents on equity awards	-	-	555	-	-	-	(555)	-
Repurchase of common stock	-	-	-	598	(5,002)		-	(5,002)
Currency translation adjustment	-	-	-	-	-	(4,294)	-	(4,294)
Net loss for the three months ended November 23, 2024	-	-	-	-	-	-	(68,715)	(68,715)
Balances at November 23, 2024	36,757	$368	$394,544	3,666	$(52,204)	$(21,176)	$4,145	$325,677

	For the Six Months Ended November 23, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at May 25, 2024	36,194	$363	$389,720	2,638	$(42,202)	$(17,713)	$88,595	$418,763
Stock-based compensation expense	-	-	3,697	-	-	-	-	3,697
Issuance of common stock purchased under Employee Stock Purchase Plan	229	2	2,008	-	-	-	-	2,010
Issuance of restricted stock	80	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	254	2	(1,588)	-	-	-	-	(1,586)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	-	(9,320)	(9,320)
Dividend equivalents on equity awards	-	-	708	-	-	-	(708)	-
Repurchase of common stock	-	-	-	1,028	(10,002)		-	(10,002)
Currency translation adjustment	-	-	-	-	-	(3,463)	-	(3,463)
Net loss for the six months ended November 23, 2024	-	-	-	-		-	(74,422)	(74,422)
Balances at November 23, 2024	36,757	$368	$394,544	3,666	$(52,204)	$(21,176)	$4,145	$325,677

	For the Three Months Ended November 25, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at August 26, 2023	35,765	$358	$384,381	2,068	$(34,811)	$(16,948)	$85,861	$418,841
Exercise of stock options	4	-	42	-	-	-	-	42
Stock-based compensation expense	-	-	432	-	-	-	-	432
Issuance of restricted stock	75	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	85	1	(1,330)	-	-	-	-	(1,329)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,692)	(4,692)
Dividend equivalents on equity awards	-	-	138	-	-	-	(138)	-
Repurchase of common stock	-	-	-	354	(5,000)	-	-	(5,000)
Currency translation adjustment	-	-	-	-	-	415	-	415
Net income for the three months ended November 25, 2023	-	-	-	-	-	-	4,895	4,895
Balances at November 25, 2023	35,929	$360	$383,662	2,422	$(39,811)	$(16,533)	$85,926	$413,604

	For the Six Months Ended November 25, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at May 27, 2023	35,545	$355	$378,657	2,070	$(34,850)	$(17,290)	$87,648	$414,520
Exercise of stock options	26	1	383	-	-	-	-	384
Stock-based compensation expense	-	-	2,898	-	-	-	-	2,898
Issuance of common stock purchased under Employee Stock Purchase Plan	198	2	2,772	-	-	-	-	2,774
Issuance of restricted stock	75	1	(1)	(2)	39	-	(39)	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	85	1	(1,330)	-	-	-	-	(1,329)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	-	(9,412)	(9,412)
Dividend equivalents on equity awards	-	-	283	-	-	-	(283)	-
Repurchase of common stock	-	-	-	354	(5,000)		-	(5,000)
Currency translation adjustment	-	-	-	-	-	757	-	757
Net income for the six months ended November 25, 2023	-	-	-	-	-	-	8,012	8,012
Balances at November 25, 2023	35,929	$360	$383,662	2,422	$(39,811)	$(16,533)	$85,926	$413,604
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	November 23, 2024	November 25, 2023
Cash flows from operating activities:
Net (loss) income	$(74,422)	$8,012
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	4,056	4,322
Stock-based compensation expense	3,509	3,068
Goodwill impairment	83,337	—
(Gain) loss on sale of assets	(3,351)	284
Adjustment to allowances	704	245
Deferred income taxes	(8,026)	528
Other, net	89	195
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	1,805	8,271
Prepaid expenses and other current assets	(1,545)	(2,316)
Income taxes	(744)	(3,475)
Other assets	(3,725)	(5,822)
Accounts payable and other accrued expenses	(1,718)	2,614
Accrued salaries and related obligations	739	(17,188)
Other liabilities	782	(494)
Net cash provided by (used in) operating activities	1,490	(1,756)

Cash flows from investing activities:
Net proceeds from sale of assets	12,309	—
Acquisition of Reference Point, net of cash acquired	(22,967)	—
Acquisition of CloudGo, net of cash acquired	—	(7,215)
Investments in property and equipment and internal-use software	(2,004)	(885)
Net cash used in investing activities	(12,662)	(8,100)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	395
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,010	2,774
Repurchase of common stock	(10,002)	(5,000)
Payment of cash dividends	(9,382)	(9,401)
Net cash used in financing activities	(17,374)	(11,232)

Effect of exchange rate changes on cash and cash equivalents	(2,149)	77
Net decrease in cash and cash equivalents	(30,695)	(21,011)
Cash and cash equivalents at beginning of period	108,892	116,784
Cash and cash equivalents at end of period	$78,197	$95,773

Supplemental cash flow disclosures
Income taxes paid, net	$1,791	$8,452
Interest paid	$179	$176
Non-cash investing and financing activities
Capitalized leasehold improvements paid directly by the landlord	$1,095	$—
Acquisition of CloudGo: Liability for contingent consideration	$—	$4,500
Dividends declared, not paid	$4,633	$4,672
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of the Company and its Business
Resources Connection, Inc. (the “Company”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals (“RGP”). RGP is a professional services firm focused on delivering consulting execution services that power clients’ operational needs and change initiatives utilizing a combination of bench and on-demand, expert and diverse talent. As a next-generation human capital partner for its clients, the Company specializes in leadership and co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. The Company’s principal markets of operations are North America, Europe and Asia Pacific.
The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The second quarters of fiscal 2025 and 2024 each consisted of 13 weeks. The Company’s fiscal year 2025 will consist of 53 weeks.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements of the Company as of and for the three and six months ended November 23, 2024 and November 25, 2023 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Reporting Segments
During the first quarter of fiscal 2025, the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”), announced a decision to reorganize the Company’s business by forming multiple discrete operational business units. To align the new operating model and financial reporting, the Company made management organizational changes and implemented new reporting modules and processes to provide discrete information to manage the business. During the first quarter of fiscal 2025, the Company completed its assessment of the Company's operating segments and identified the following newly defined operating segments:

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

On July 1, 2024, the Company acquired Reference Point LLC (“Reference Point”). See Note 4 – Acquisitions for further discussion about the Company’s acquisition of Reference Point. Reference Point is reported within the Consulting Services operating segment from the date of acquisition.
All prior year periods presented were recast to reflect the impact of the preceding segment changes. See Note 14 – Segment Information and Enterprise Reporting for further information.
Per Share Information

The Company presents both basic and diluted (loss) earnings per share (“EPS”). Basic EPS is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted EPS is based upon the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive shares of common stock include the assumed exercise of outstanding in-the-money stock options, assumed issuance of common stock under the Company's 2019 Employee Stock Purchase Plan, as amended (“ESPP”), assumed release of outstanding restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) using the treasury stock method. However, potentially dilutive shares of common stock are excluded from the computation in periods in which they have an anti-dilutive effect.

During the three and six months ended November 23, 2024, the Company incurred a net loss, and as a result potentially dilutive common shares issuable from the assumed exercise of stock options and the assumed release of shares of common stock under the outstanding ESPP, RSAs, RSUs, and PSUs awards were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table summarizes the calculation of net (loss) income per common share for the three and six months ended November 23, 2024 and November 25, 2023 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 23, 2024	November 25, 2023	November 23, 2024	November 25, 2023

Net (loss) income	$(68,715)	$4,895	$(74,422)	$8,012
Weighted-average shares outstanding:
Basic weighted-average shares	33,046	33,409	33,226	33,410
Effect of dilutive shares:
Potentially dilutive stock options	—	52	—	89
Potentially dilutive employee stock purchase plan	—	—	—	—
Potentially dilutive restricted stock awards	—	62	—	58
Potentially dilutive restricted stock units	—	188	—	200
Potentially dilutive performance stock units	—	190	—	188
Diluted weighted-average shares outstanding	33,046	33,901	33,226	33,945
Net (loss) income per common share:
Basic	$(2.08)	$0.15	$(2.24)	$0.24
Diluted	$(2.08)	$0.14	$(2.24)	$0.24

The following table sets forth the potentially dilutive shares excluded from the computation of the diluted net (loss) income per common share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	November 23, 2024	November 25, 2023	November 23, 2024	November 25, 2023
Stock options	1,926	2,225	1,952	1,999
Employee stock purchase plan	41	22	7	—
Restricted stock awards	100	2	104	1
Restricted stock units	873	5	750	5
Performance stock units	—	—	—	—
Total	2,940	2,254	2,813	2,005
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

Level 3 – Unobservable inputs.

Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liability related to the acquisition of CloudGo Pte. Ltd. (“CloudGo”) was preliminarily valued at $4.5 million as of November 25, 2023 and zero as of November 23, 2024 and May 25, 2024. The fair value measurement of the liability was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability at these dates were the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability will be remeasured on a quarterly basis until settlement by the Company using additional information as it becomes available, and any change in the fair value estimates will be recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Future revisions to these significant unobservable inputs and the assumptions underlying them could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.
The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, and accounts payable and other accrued expenses are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Long-lived Assets
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, the Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the second quarter of fiscal 2025, the Company experienced a decrease in its market capitalization, along with slower than expected recovery in business performance within the Company’s On-Demand Talent segment and Europe and Asia Pacific segment. This constituted a triggering event under ASC 360 to evaluate long-lived assets for potential impairment. Accordingly, the Company completed an analysis pursuant to ASC 360-10-35-17 and determined that the expected undiscounted cash flows of the asset group exceeded its carrying amount, indicating that the long-lived assets were not impaired.
Goodwill Impairment
Goodwill is tested for impairment on an annual basis on the first day of the fourth quarter and more frequently if indicators of potential impairment exist. Impairment testing is conducted at the reporting unit level. Under ASC 350, Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as potential indicators when determining the need for a quantitative assessment of impairment.
Under the quantitative analysis, the estimated fair value of goodwill is determined by using a combination of a market approach and/or an income approach. The market approach estimates fair value by applying revenue and EBITDA multiples to each reporting unit’s operating performance. The multiples are derived from guideline public companies with similar operating and investment characteristics to the Company's reporting units, and are evaluated and adjusted, if needed, based on specific characteristics of the reporting units relative to the selected guideline companies. The market approach requires the Company to make a series of assumptions that involve significant judgment, such as the selection of comparable companies and the evaluation of the multiples. The income approach estimates fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects the relevant risks associated with each reporting unit and the time value of money. The income approach also requires a series of assumptions that involve significant judgment, such as revenue projections and Adjusted EBITDA margin projections, which are based on historical experience and internal forecasts about future performance.
While the Company believes that the assumptions underlying its quantitative assessment are reasonable, these assumptions could have a significant impact on whether a non-cash impairment charge is recognized and the magnitude of such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with the Company’s projections.
During the six months ended November 23, 2024, the Company performed two goodwill impairment assessments. See Note 6 – Goodwill and Intangible Assets for further information.
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
As of November 23, 2024, the capitalized costs related to hosting arrangements incurred during the application development stage were $20.1 million. These capitalized hosting arrangements are included in other non-current assets in the Consolidated Balance Sheets, and the Company incurred $0.1 million and $0.2 million of amortization expense during the three and six months ended November 23, 2024, respectively, related to these arrangements. There were $16.1 million of capitalized costs recorded as of May 25, 2024.
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
Recent Accounting Pronouncements

On November 4, 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects to adopt this guidance in its fiscal year beginning May 30, 2027. The Company is evaluating the potential impact of this guidance on its financial statement disclosures.

No other recent accounting pronouncements or changes in accounting pronouncements issued by the FASB, the America Institute of Certified Public Accountants and the SEC have a material significance, or have potential material significance, to the Company’s financial statements since those discussed in the Company’s Fiscal Year 2024 Form 10-K.
3. Revenue Recognition
The timing of revenue recognition, billings and cash collections affects the recognition of trade accounts receivable, contract assets and contract liabilities.

Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $26.7 million and $29.3 million as of November 23, 2024 and May 25, 2024, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.
Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $2.8 million and $3.5 million as of November 23, 2024 and May 25, 2024, respectively. Revenue recognized during the three and six months ended November 23, 2024 that was included in deferred revenue as of May 25, 2024 was $0.9 million and $1.5 million, respectively. Revenue recognized during the three and six months ended November 25, 2023 that was included in deferred revenue as of May 27, 2023 was $0.5 million and $2.1 million, respectively.
4. Acquisitions
Acquisition of Reference Point

On July 1, 2024, the Company entered into an Amended and Restated Membership Interest Purchase Agreement (the “Reference Point MIPA”) with Reference Point LLC (“Reference Point”) and the holder of all the outstanding membership interests of Reference Point LLC, in which the Company acquired 100% of the membership interests of Reference Point. Reference Point is a strategy, management, and technology consulting firm serving the financial services sector across four areas of focus: Strategy & Management, Risk & Regulatory Compliance, Digital & Technology and Data & Analytics. The Company paid initial cash consideration of $23.0 million (net of $0.2 million cash acquired). The initial consideration is subject to final post-closing adjustments for the final working capital, cash, indebtedness and transaction expenses as described in the Reference Point MIPA.
Results of operations of Reference Point are included within the Consulting Services operating segment in the Consolidated Statements of Operations from the date of acquisition. Reference Point contributed $4.8 million and $7.5 million of revenue and $0.6 million and $1.1 million of operating income to the Consolidated Statements of Operations during the three and six months ended November 23, 2024, respectively. During the three and six months ended November 23, 2024, the Company incurred $0.5 million and $1.8 million, respectively, in acquisition costs that were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
(1)As of the acquisition date, the gross contractual amount of accounts receivable of $2.0 million was expected to be fully collected, and was subsequently collected.
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
In addition, the CloudGo SPA provides for contingent consideration of up to $12.0 million to be paid based on CloudGo’s revenue and operating profit margin performance during two one-year performance periods that began after the acquisition date. The Company determined the fair value of the contingent consideration as of the acquisition date using the Monte Carlo simulation model and the application of an appropriate discount rate (Level 3 fair value). The preliminary fair value of the contractual obligation to pay the contingent consideration amounted to $4.4 million. As of the fourth quarter of fiscal 2024, the Company revised its estimates of CloudGo’s expected revenue and operating profit margin performance for the performance periods, and the Company decreased the fair value of the CloudGo contingent consideration liability to zero as of May 25, 2024, which remained zero as of November 23, 2024.
5. Assets Held for Sale
As of February 24, 2024, the Company determined the asset groups associated with its former corporate office in Irvine, California met the criteria of held for sale, since the Company intended to complete the sale of these assets within the twelve months following the end of the third quarter of fiscal 2024. Accordingly, the related assets classified as held for sale are separately presented in our Consolidated Balance Sheets as of May 25, 2024. In addition, such assets are presented at the lower of carrying value or fair value less any costs to sell. The Company concluded that the offering price of the disposal assets was an approximate fair value, which exceeded the carrying value of the related assets as of May 25, 2024. As such, the assets held for sale are reported at their carrying value.
The following table presents information related to the major classes of assets that were classified as held for sale in our Consolidated Balance Sheets associated with the Company's former corporate office in Irvine, California as described above (in thousands):

Assets Held for Sale	As of
Irvine Office Building	May 25, 2024
Building and land	$14,309
Leasehold improvements	321
Furniture and fixtures	1,565
Total assets held for sale, gross	16,195
Less: accumulated depreciation and amortization	(7,286)
Total assets held for sale, net	$8,909
Sale of Irvine Building
The Company entered into a Purchase and Sale Agreement dated May 15, 2024, and as amended as of May 20, 2024, with a third-party buyer for the sale of its Irvine building for a total purchase price of $13.0 million. During the six months ended November 23, 2024, the Company completed the sale of its Irvine building to the City of Irvine for total consideration of $13.0 million. The transaction closed on August 15, 2024, and resulted in a gain of $3.4 million. The sale does not constitute a discontinued operation. As such, the gain has been recorded as a reduction of selling, general, and administrative expenses in the Consolidated Statement of Operations for the six months ended November 23, 2024.
6. Goodwill and Intangible Assets

As described in Note 2 – Summary of Significant Accounting Policies, the Company performed interim quantitative goodwill impairment assessments for its reporting units, each of which is also a reporting segment, during the three months ended November 23, 2024 and August 24, 2024, which resulted in pre-tax goodwill impairment charges of $79.5 million and $3.9 million, respectively.

In the second quarter of fiscal 2025, the Company experienced a decrease in its market capitalization, along with slower than expected recovery in business performance within the On-Demand Talent segment and Europe and Asia Pacific segment. As a result, the Company performed a goodwill impairment assessment for each of its reporting units with associated goodwill, in which the estimated fair values of each reporting unit were compared to its respective carrying amounts. The Company’s determination of the estimated fair value was based on a combination of the income-based approach and the market-based approach. The income-based approach was based on the present value of discounted cash flows of each reporting unit, using the Company’s assumptions regarding revenue growth rates, forecasted gross profit margins, forecasted adjusted EBITDA margins, operating costs, tax rates, terminal period growth rates, and other economic and market trends. Additionally, the present value was based on applying a weighted average cost of capital, which considered long-term interest rates and cost of equity based on the reporting segment’s risk profile. The market-based approach was based on the guideline public company method, which uses market multiples of revenue and earnings before interest, taxes, depreciation and amortization for a group of comparable public companies. As part of the goodwill impairment test, we reconciled the aggregated estimated fair value of the Company's operating segments to the Company’s market capitalization, including consideration of any asymmetry in information, and control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company.

Based on the assessment as of an interim date in the three months ended November 23, 2024, the Company concluded as follows:

On-Demand Talent – The carrying value, including $70.2 million of goodwill, was in excess of its fair value by $48.4 million. In addition to recording this excess as a goodwill impairment charge, the Company also recorded a $9.3 million charge related to the deferred tax impacts from the excess carrying value. The Company therefore recorded an aggregate of $57.8 million in goodwill impairment charges for the On-Demand Talent segment.

Consulting – The fair value exceeded its carrying value, including $98.4 million of goodwill, by 13.3%.

Europe and Asia Pacific – The carrying value, including $22.0 million of goodwill, was in excess of its fair value by $26.8 million. Because the excess of carrying value over fair value exceeded the goodwill balance for the segment, the Company fully impaired the goodwill balance, resulting in goodwill impairment charges of $21.7 million for the Europe and Asia Pacific segment.

Outsourced Services – The fair value exceeded its carrying value, including $28.8 million of goodwill, by 49.5%.

The goodwill impairment assessment in the first quarter of fiscal 2025 was performed concurrently with the change in the Company’s operating segments, which were aligned to the Company’s reporting units and reportable segments. As a result of this segment realignment, the Company allocated goodwill to each of its reporting units under the new organizational structure on a relative fair value basis. The Company estimated the fair values of the reporting units based on the income-based approach using the discounted cash flow method, which included assumptions regarding revenue growth rates, forecasted gross profit margins, operating costs, tax rates, terminal period growth rates, and economic and market trends. Additionally, the present value of discounted cash flows was based on applying a weighted average cost of capital, which considered long-term interest rates and cost of equity based on the reporting segment’s risk profile.

As a result of this assessment, in the three months ended August 24, 2024, the Company concluded that the carrying value of the Europe and Asia Pacific segment was in excess of its fair value and recorded a non-cash goodwill impairment charge of $3.9 million for its Europe and Asia Pacific Segment.

In performing the goodwill impairment assessments, the Company considers the assumptions used in determining the estimated fair values of its reporting units to be reasonable and appropriate. However, the assumptions are complex and subjective, and additional adverse changes in a key assumption or a combination of key assumptions may significantly affect the Company’s assessment of the fair value and goodwill impairment. These assumptions include, among other things, a failure to meet expected earnings or other financial plans; changes in the discount rate, the terminal growth rate or tax rates; or significant changes in industry or economic trends. If the assumptions noted above adversely change, negative macroeconomic conditions worsen or the Company’s market capitalization decreases for a sustained period of time, the Company may be required to perform additional impairment analysis that could result in additional impairment charges and materially adversely affect the Company’s financial condition and results of operations.

The following table summarizes the activity in the Company’s goodwill balance. The balance as of May 25, 2024 was recast to reflect the impact of the Company's change in segment reporting and the final fair value allocation of the reporting units that became effective during the first quarter of fiscal 2025 (in thousands):

	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other	Total
Balance as of May 25, 2024	$70,202	$91,770	$25,850	$28,757	$—	$216,579
Acquisition (see Note 4)	—	6,653	—	—	—	6,653
Goodwill Impairment	(57,755)	—	(25,582)	—	$—	(83,337)
Impact of foreign currency exchange rate changes		—	(268)	—	—	(268)
Balance as of November 23, 2024	$12,447	$98,423	$—	$28,757	$—	$139,627

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

		As of November 23, 2024			As of May 25, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	7 - 12 years	$39,500	$(18,957)	$20,543	$25,100	$(16,858)	$8,242
Computer software	1 - 3.5 years	7,870	(7,184)	686	7,870	(6,539)	1,331
Trade names	1 year	600	(250)	350	-	-	-
Non-Compete Agreements	5 years	720	(60)	660	-	-	-
Total		$48,690	$(26,451)	$22,239	$32,970	$(23,397)	$9,573
The Company recorded amortization expense of $1.6 million and $1.3 million for the three months ended November 23, 2024 and November 25, 2023, respectively, and $3.1 million and $2.6 million for the six months ended November 23, 2024 and November 25, 2023, respectively.
The following table presents future estimated amortization expense based on existing intangible assets (in thousands):
Fiscal Years:

2025 (remaining six months)	$2,830
2026	4,186
2027	1,936
2028	1,632
2029	1,632
2030 and thereafter	10,023
Total	$22,239
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
7. Leases
The Company currently leases office space, vehicles and certain equipment under operating leases through fiscal 2035. Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 23, 2024	November 25, 2023	November 23, 2024	November 25, 2023
Operating lease cost	$1,725	$1,852	$3,452	$3,716
Short-term lease cost	121	45	200	102
Variable lease cost	365	435	746	808
Sublease income (1)	(179)	(202)	(358)	(331)
Total lease cost	$2,032	$2,130	$4,040	$4,295
(1)Sublease income does not include rental income received from owned property, which is not material.

Concurrent with the sale of the building in Irvine, California, on August 1, 2024, the Company entered into a lease agreement for an office space in Irvine. The lease commenced on November 1, 2024 and has an expiration date of July 31, 2032. See Note 5 – Assets held for sale for further discussion. The average annual rent for the lease term will be $0.7 million. On December 20, 2023, the Company entered into a lease agreement for an office space in New York that commenced on July 1, 2024 with an expiration date of July 31, 2034. The annual fixed rent for the first five years and the last five years are $1.2 million and $1.3 million, respectively.
The weighted-average lease term and weighted-average discount rate for operating leases as of November 23, 2024 and May 25, 2024 are presented in the following table:

	As of November 23, 2024	As of May 25, 2024
Weighted-average remaining lease term	6.4 years	3.5 years
Weighted-average discount rate	5.07%	4.37%
Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 23, 2024	November 25, 2023	November 23, 2024	November 25, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,754	$2,120	$3,446	$4,329
Right-of-use assets obtained in exchange for new operating lease obligations	$2,789	$1,937	$15,874	$2,920
Future maturities of operating lease liabilities as of November 23, 2024 are presented in the following table (in thousands):

Fiscal Years:	Operating Lease Maturity
2025 (remaining six months)	$3,392
2026	5,976
2027	4,872
2028	4,484
2029	3,638
Thereafter	10,624
Total future lease payments	32,986
Less: interest	(5,230)
Present value of operating lease liabilities	$27,756
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
As of November 23, 2024, the Company was not in compliance with its financial covenant related to the consolidated interest coverage ratio under the Credit Agreement due to the goodwill impairment recognized during the second quarter of fiscal 2025 as described in Note 6 – Goodwill and Intangible Assets; however, the parties entered into an amendment to the Credit Agreement on December 31, 2024 to waive the event of default and amend certain definitions under the Credit Agreement to exclude the impact of goodwill impairments recognized in the first and second quarters of fiscal 2025. As of November 23, 2024, the Company was compliant with all other financial covenants under the Credit Agreement. The Company had no debt outstanding under the Credit Facility as of November 23, 2024 and May 25, 2024. However, the Company had $1.5 million and $1.4 million of outstanding letters of credit issued under the Credit Facility as of November 23, 2024 and May 25, 2024, respectively. As of November 23, 2024, there was $173.5 million remaining capacity under the Credit Facility.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of November 23, 2024, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($1.9 million based on the prevailing exchange rate on November 23, 2024) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.
9. Income Taxes

For the three months ended November 23, 2024, the Company’s income tax benefit was $7.7 million, an effective tax rate of 10.1%, and for the three months ended November 25, 2023, the Company's income tax expense was $3.8 million, an effective tax rate of 43.4%. For the six months ended November 23, 2024, the Company’s income tax benefit was $6.7 million, an effective tax rate of 8.2%, and for the six months ended November 25, 2023, the Company's income tax expense was $5.8 million, an effective tax rate of 42.1%. The income tax benefit in fiscal 2025 was primarily attributed to the Company’s pretax loss. The lower effective benefit rate was due to the non-deductible portion of the goodwill impairment. The higher effective tax rate in fiscal 2024 was attributed primarily to a nonrecurring increase in forfeiture of stock options, coupled with the capitalization of acquisition related costs for tax purposes.
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
For the three months ended November 23, 2024 and November 25, 2023, the Company recognized a tax benefit of approximately $0.8 million and $1.0 million, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and disqualifying dispositions by employees of shares acquired under the Company's Employee Stock Purchase Plan (“ESPP”). For the six months ended November 23, 2024 and November 25, 2023, the Company recognized a tax benefit of approximately $1.3 million and $1.2 million, respectively, associated with the exercise of nonqualified stock options, vesting of RSAs, RSUs, PSUs, and disqualifying dispositions by employees of shares acquired under the ESPP.
The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $1.1 million and $1.0 million as of November 23, 2024 and May 25, 2024, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are considered short-term liabilities as the Company does not anticipate any cash payments to settle the liability within the next 12 months.

10. Stockholders’ Equity
Stock Repurchase Program
The Company’s board of directors have previously approved two stock repurchase programs authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. In July 2015, the first program was authorized for an aggregate dollar limit not to exceed $150 million, and in October 2024, the second program was authorized for an additional dollar limit not to exceed $50 million (collectively, the “Stock Repurchase Programs”). Subject to the aggregate dollar limits, the currently authorized Stock Repurchase Programs do not have an expiration date. Repurchases under the programs may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended November 23, 2024, the Company purchased 598,031 shares of its common stock on the open market at an average price of $8.36 per share, for an aggregate total purchase price of approximately $5.0 million. During the six months ended November 23, 2024, the Company purchased 1,028,315 shares of its common stock on the open market at an average price of $9.72 per share, for an aggregate total purchase price of approximately $10.0 million. As of November 23, 2024, approximately $82.2 million remained available for future repurchases of the Company’s common stock under the Stock Repurchase Programs. During the three and six months ended November 25, 2023, the Company repurchased 353,858 shares of its common stock on the open market at an average price of $14.13 per share, for an aggregate total purchase price of approximately $5.0 million.
Quarterly Dividend
Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On October 17, 2024, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on December 16, 2024 to stockholders of record at the close of business on November 15, 2024. As of November 23, 2024 and May 25, 2024, $4.6 million and $4.7 million, respectively, were accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Facility and other agreements, and other factors deemed relevant by the board of directors.
11. Restructuring Activities
During fiscal 2024, the Company initiated a cost reduction plan, including a reduction in force (the “2023 U.S. Restructuring Plan”) intended to reduce costs and streamline operations. The 2023 U.S. Restructuring Plan resulted in a reduction of force of approximately 12% of the Company’s U.S. management and administrative workforce. The Company incurred employee termination costs associated with the 2023 U.S. Restructuring Plan, which were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations. The 2023 U.S. Restructuring Plan was substantially completed as of the year ended May 25, 2024. Restructuring costs were $0.3 million for both the three and six months ended November 23, 2024 and $2.3 million for both the three and six months ended November 25, 2023. The restructuring liability was zero and $0.8 million as of November 23, 2024 and May 25, 2024, respectively. As described in Note 15 – Subsequent Events below, on December 2, 2024, the Company authorized a global reduction in its management and administrative workforce to enhance operational efficiency and reduce costs.
12. Stock-Based Compensation Plans
General
The Company's stockholders approved the Resources Connection, Inc. 2020 Performance Incentive Plan (the “2020 Plan”) on October 22, 2020, which replaced and succeeded in its entirety the Resources Connection, Inc. 2014 Performance Incentive Plan (the “2014 Plan”). On October 17, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 Plan, which increased the maximum number of shares of the Company’s common stock authorized for issuance under the 2020 Plan by 815,000 shares. Executive officers and certain employees, as well as non-employee directors of the Company and certain consultants and advisors are eligible to participate in the 2020 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2020 Plan equals: (1) 815,000 shares, plus (2) 1,797,440 (which represents the number of shares that were available for additional award grant purposes under the 2014 Plan immediately prior to the termination of the authority to grant new awards under the 2014 Plan as of October 22, 2020), plus (3) the number of shares subject to stock options granted under the 2014 Plan or the Resources Connection, Inc. 2004 Performance Incentive Plan (together with the 2014 Plan, the “Prior Plans”) and outstanding as of October 22, 2020 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (4) the number of any shares subject to RSAs and RSUs granted under the Prior Plans that are outstanding and unvested as of October 22, 2020 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested.
Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted RSAs and RSUs under the 2020 Plan that typically vest in equal annual installments, and PSUs under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for RSAs, RSUs and stock option awards range from three to four years. The performance periods for the PSUs are three years. As of November 23, 2024, there were 888,113 shares available for further award grants under the 2020 Plan (with outstanding PSUs counted for this purpose based on the target number of shares granted).
Stock-Based Compensation Expense
Stock-based compensation expense included in selling, general and administrative expenses was $1.9 million and $0.5 million for the three months ended November 23, 2024 and November 25, 2023, respectively, and $3.5 million and $3.1 million for the six months ended November 23, 2024 and November 25, 2023, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, RSAs, RSUs and PSUs under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. The Company recognized a tax benefit of $0.5 million and a near zero tax benefit associated with such stock-based compensation expense during the three months ended November 23, 2024 and November 25, 2023, respectively, and $0.8 million and $0.6 million during the six months ended November 23, 2024 and November 25, 2023, respectively.
The Company recognizes stock-based compensation expense on time-vesting equity awards ratably over the applicable vesting period based on the grant date fair value, net of estimated forfeitures. Expense related to the liability-classified awards reflects the change in fair value during the reporting period. The number of PSUs earned at the end of the applicable performance period may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. During each reporting period, the Company uses the latest forecasted results to estimate the number of shares to be issued at the end of the performance period. Any resulting changes to stock compensation expense are adjusted in the period in which the change in estimates occur.
Stock Options
The following table summarizes the stock option activity for the six months ended November 23, 2024 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Awards outstanding at May 25, 2024	2,185	$16.36
Exercised	—	$—
Forfeited	—	$—
Expired	(280)	$13.14
Awards outstanding at November 23, 2024	1,905	$16.94
Exercisable at November 23, 2024	1,905	$16.94
Vested and expected to vest at November 23, 2024 (1)	1,905	$16.94
(1)The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested. As of November 23, 2024, all outstanding options have vested.
As of November 23, 2024, there was no unrecognized compensation cost related to outstanding employee stock options.

Employee Stock Purchase Plan
On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the 2019 ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.
The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 229,341 and 198,150 shares of common stock pursuant to the ESPP during the six months ended November 23, 2024 and November 25, 2023, respectively. There were 1,093,905 shares of common stock available for issuance under the ESPP as of November 23, 2024.
Restricted Stock Awards
The following table summarizes the activities for the unvested RSAs for the six months ended November 23, 2024 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	223	$15.84
Granted	80	$9.08
Vested	(76)	$16.75
Forfeited	—	$—
Unvested as of November 23, 2024	227	$13.14
Expected to vest as of November 23, 2024	214	$13.04
As of November 23, 2024, there was $2.4 million of total unrecognized compensation costs related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.61 years.
Restricted Stock Units
The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to board of director members under the Directors Deferred Compensation Plan that settle in cash.
The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the six months ended November 23, 2024 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	615	$14.91	48	$15.64	663	$14.96
Granted (1)	986	$10.09	4	$10.30	990	$10.09
Vested	(255)	$14.53	(4)	$10.30	(259)	$14.46
Forfeited	—	$—	—	$—	—	$—
Unvested as of November 23, 2024	1,346	$11.45	48	$15.64	1,394	$11.59
Expected to vest as of November 23, 2024	1,105	$11.47	48	$15.64	1,153	$11.64
(1)Dividend equivalents are included in the granted shares.

As of November 23, 2024, there was $11.6 million of total unrecognized compensation costs related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 2.33 years.
As of November 23, 2024, there was $0.5 million of total unrecognized compensation costs related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.65 years.
Performance Stock Units
The Company has issued PSUs to certain members of management and other select employees. The total number of shares that would vest under the PSUs will be determined at the end of the applicable three-year performance period based on the Company’s achievement of certain revenue and Adjusted EBITDA (which is calculated on a consolidated basis and defined as described below in Note 14 – Segment Information and Enterprise Reporting) percentage targets over the applicable performance period. The total number of shares that may be earned for these awards based on performance over the performance period ranges from zero to 150% of the target number of shares.
The following table summarizes the activities for the unvested PSUs for the six months ended November 23, 2024 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	621	$16.15
Granted (2)	338	$9.13
Vested	(164)	$18.40
Forfeited	-	$-
Unvested as of November 23, 2024	795	$12.76
Expected to vest as of November 23, 2024	737	$12.65
(1)Shares are presented in this table at the stated target, which represents the base number of shares that would vest over the applicable performance period. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.
(2)Dividend equivalents are included in the granted shares.
As of November 23, 2024, there was $3.6 million of total unrecognized compensation costs related to unvested PSUs. The cost is expected to be recognized over a weighted-average period of 2.51 years.
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
Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net (loss) income before amortization expense, depreciation expense, interest and income taxes excluding stock-based compensation expense, technology transformation costs, goodwill impairment, acquisition costs, gain on sale of assets, and restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODMs do not evaluate segments using asset information.

The following table discloses the Company’s revenue and Adjusted EBITDA by segment for both periods presented (in thousands):

	Three Months Ended		Six Months Ended
	November 23, 2024	November 25, 2023	November 23, 2024	November 25, 2023
Revenue:
On-Demand Talent	$53,452	$70,949	$105,925	$148,923
Consulting	60,643	59,058	115,668	115,903
Europe & Asia Pacific	19,701	21,802	37,684	45,069
Outsourced Services	9,426	9,066	18,917	18,484
All Other	2,396	2,252	4,359	4,917
Total consolidated revenue	$145,618	$163,127	$282,553	$333,296

Adjusted EBITDA:
On-Demand Talent	$5,605	$8,662	$8,164	$17,219
Consulting	9,723	10,928	17,476	19,457
Europe & Asia Pacific	1,480	1,701	1,707	3,405
Outsourced Services	1,546	1,778	2,940	3,326
All Other	(526)	(534)	(993)	(463)
Unallocated items (1)	(8,172)	(6,474)	(17,318)	(15,337)
Adjustments:
Stock-based compensation expense	(1,948)	(516)	(3,509)	(3,068)
Technology transformation costs (2)	(2,043)	(1,678)	(3,901)	(3,601)
Acquisition costs (3)	(515)	(1,126)	(1,804)	(1,126)
Goodwill impairment (4)	(79,482)	—	(83,337)	—
Gain on sale of assets (5)	—	—	3,420	—
Restructuring cost (6)	(299)	(2,255)	(252)	(2,255)
Amortization expense	(1,569)	(1,321)	(3,054)	(2,635)
Depreciation expense	(462)	(810)	(1,002)	(1,687)
Interest income, net	215	293	363	605
(Loss) income before income tax benefit (expense)	(76,447)	8,648	(81,100)	13,840
Income tax benefit (expense)	7,732	(3,753)	6,678	(5,828)
Net (loss) income	$(68,715)	$4,895	$(74,422)	$8,012

(1) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) Technology transformation costs represent costs included in net income related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.

(3) Acquisition costs primarily represent costs included in net income related to the Company’s business acquisitions. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further discussion.

(4) Goodwill impairment charges recognized during the three and six months ended November 23, 2024 were related to the On-Demand Talent and Europe Asia Pacific segments. See Note 6 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further discussion.

(5) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.

(6) The Company initiated a U.S. restructuring plan in October 2023 and substantially completed the 2023 U.S. restructuring plan during fiscal 2024.
15. Subsequent Event

Reduction in Force

On December 2, 2024, the Company authorized a global reduction in its management and administrative workforce intended to enhance efficiencies through reduced costs and streamlined operations. The restructuring will result in estimated charges of $2.5 million to $3.0 million in the third quarter of fiscal 2025, primarily consisting of cash charges related to one-time employee termination benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the three and six months ended November 23, 2024 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 25, 2024 filed with the Securities and Exchange Commission (“SEC”).
Forward-Looking Statements
This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expectations regarding our operating segments, expectations regarding the macroeconomic environment, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should” or “will” or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.
Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, these statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. Risks and uncertainties include, but are not limited to, the following: risks related to an economic downturn or the continuation or deterioration of general and ongoing macroeconomic conditions, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our inability to adapt to a changing competitive landscape including for technological advancements, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, potential adverse effects to our and our clients’ liquidity and financial performances from bank failures or other events affecting financial institutions, risks arising from epidemic diseases or pandemics, our ability to realize the level of benefit that we expect from our restructuring and reorganizational initiatives, risks that our digital expansion and technology transformation efforts may not be successful, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities including due to social, political, regulatory, legal and economic risks in the countries and regions in which we operate, possible disruption of our business from our past and future acquisitions, the possibility that our recent rebranding efforts may not be successful, our potential inability to adequately protect our intellectual property rights, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, the possibility that we are unable to or elect not to pay our quarterly dividend payment, and other factors and uncertainties as are identified in our most recent Annual Report on Form 10-K for the year ended May 25, 2024 and our other public filings made with the SEC (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this filing. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, unless required by law to do so.

References in this filing to “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.
Overview
Resources Global Professionals (“RGP,” “we" or “us”) is a professional services firm based in Dallas, Texas (with offices worldwide) focused on delivering consulting execution services that power clients’ operational needs and change initiatives utilizing a combination of bench and on-demand, expert and diverse talent. As a next-generation human capital partner for our clients, we specialize in leadership and co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, employees’ and partners’ success.
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

Evolve and execute under our new business segments – Our first area of focus for fiscal 2025 is to evolve our business by focusing on three core engagement models: On-Demand Talent, Consulting, and Outsourced Services. Our On-Demand Talent business is branded “On-Demand by RGPTM,” our Consulting business is called “Veracity by RGPTM” and our Outsourced Services business is Countsy®. We expect this shift to reduce market and buyer confusion, enhance our ability to focus on our core strengths and areas of expertise, and provide greater optionality for our buying set to engage with RGP. This new organizational structure will enable us to better serve our clients along their transformation journey by providing targeted skill sets, high value consulting services, and outsourced delivery under a single umbrella. Our approach combines flexibility, best of breed technology, and human-centered design with functional and subject matter expertise. This year, we will clarify and operationalize these models to unlock the cross selling of our diversified capabilities throughout our blue-chip, loyal and longstanding client base. Part of the growth plan for our consulting business includes leveraging On-Demand by RGPTM for greater financial flexibility and better skill set alignment. Our growing consulting capability provides us with deeper visibility into our clients’ transformation agendas to drive greater opportunity for our on-demand execution capabilities. In our outsourced services business, we have expanded Countsy’s total addressable market beyond the start-up ecosystem to serve the finance, accounting and human resources needs surrounding spin-outs and carve-outs. Europe and Asia will continue to operate in the geographic regions as one business segment, serving our clients with consulting capabilities and On-Demand Talent. Evolving our business through this reorganization ensures that we are well positioned to execute and succeed as the macro environment recovers.

Launch and activate new brand – Our second focus area for this fiscal year is to launch and activate a new brand identity and brand architecture in the marketplace. The central objective behind our brand refresh is to clarify to stakeholders what we do, who we serve, when to call us, and the impact we deliver. Under this new architecture, RGP serves as an enterprise parent brand, representing a family of brands that are comprised of On-Demand by RGPTM, Veracity by RGPTM and Countsy by RGPTM. We have refreshed our digital properties to reflect our new brand identity and align them with our new brand architecture as part of this effort. We believe these changes will result in clarity around our full suite of capabilities and create greater understanding of the value we can bring to our clients across a broader spectrum.

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

On July 1, 2024, we acquired Reference Point LLC (“Reference Point”). See Note 4 – Acquisitions included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about our acquisition of Reference Point. Reference Point is reported within the Consulting Services operating segment from the date of acquisition. With the addition of Reference Point, we are also now able to bring tailored technology and data modernization offerings to our many financial services industry clients.
Market Trends and Uncertainties
On a macro level, uncertain macroeconomic conditions including ambiguity around interest rates, softening labor markets and fluctuations in currency exchange rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which has adversely impacted our financial results. We expect these conditions will continue through the rest of fiscal 2025. While we are not able to fully predict the potential impact, we continue to see caution in professional services spending within our client base. If these conditions persist and a prolonged economic downturn or recession develops, it could result in further decline in billable hours and negatively impact our bill rates which would adversely affect our financial results and operating cash flows.
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 7 of Part II of our Fiscal Year 2024 Form 10-K, and in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The Company performed interim quantitative goodwill impairment assessments for its reporting units, each of which is also a reporting segment, during the three months ended November 23, 2024 and August 24, 2024, which resulted in pre-tax goodwill impairment charges of $79.5 million and $3.9 million, respectively. In the second quarter of fiscal 2025, the Company experienced a decrease in its market capitalization, along with slower than expected recovery in business performance within the On-Demand Talent segment and Europe and Asia Pacific segment. As a result, the Company performed a goodwill impairment assessment for each of its reporting units with associated goodwill, in which the estimated fair values of each reporting unit were compared to its respective carrying amounts. Based on this assessment, the Company recorded a goodwill impairment charge of $57.8 million in the On-Demand Talent segment and $21.7 million for the Europe and Asia Pacific segment for the second quarter of fiscal 2025.
In performing the goodwill impairment assessments, the Company considers the assumptions used in determining the estimated fair values of its reporting units to be reasonable and appropriate. However, the assumptions are complex and subjective, and additional adverse changes in a key assumption or a combination of key assumptions may significantly affect the Company’s assessment of the fair value and goodwill impairment. These assumptions include, among other things, a failure to meet expected earnings or other financial plans; changes in the discount rate, the terminal growth rate or tax rates; or significant changes in industry or economic trends. If the assumptions noted above adversely change, negative macroeconomic conditions worsen or the Company’s market capitalization decreases for a sustained period of time, the Company may be required to perform additional impairment analysis that could result in additional impairment charges and materially adversely affect the Company’s financial condition and results of operations. See Note 6 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•Adjusted EBITDA is calculated as EBITDA excluding stock-based compensation expense, technology transformation costs, acquisition costs, goodwill impairment, gain on sale of assets and restructuring adjustments. We also present herein Adjusted EBITDA at the segment level as a measure used to assess the performance of our segments. Segment Adjusted EBITDA excludes certain shared corporate administrative costs that are not practical to allocate. See Note 14 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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
Adjusted Revenue by Segment

	Three Months Ended
	November 23, 2024				November 25, 2023
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$53,452	$241	$(1,670)	$52,023	$70,949
Consulting	60,643	165	(1,900)	58,908	59,058
Europe and Asia Pacific	19,701	(452)	6	19,255	21,802
Outsourced Services	9,426	-	(295)	9,131	9,066
All Other	2,396	-	(75)	2,321	2,252
Total Consolidated	$145,618	$(46)	$(3,934)	$141,638	$163,127

	Six Months Ended
	November 23, 2024				November 25, 2023
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$105,925	$390	$(1,668)	$104,647	$148,923
Consulting	115,668	325	(1,849)	114,144	115,903
Europe and Asia Pacific	37,684	(20)	24	37,688	45,069
Outsourced Services	18,917	-	(298)	18,619	18,484
All Other	4,359	-	(69)	4,290	4,917
Total Consolidated	$282,553	$695	$(3,860)	$279,388	$333,296

	Three Months Ended		Six Months Ended
Number of Business Days	November 23, 2024	November 25, 2023	November 23, 2024	November 25, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
On-Demand Talent (1)	64	62	127	125
Consulting (1)	64	62	127	125
Europe & Asia (2)	63	63	126	127
Outsourced Services (1)	64	62	127	125
All Other (1)	64	62	127	125
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

	Three Months Ended				Six Months Ended
	November 23, 2024	% of Revenue	November 25, 2023	% of Revenue	November 23, 2024	% of Revenue	November 25, 2023	% of Revenue
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net (loss) income	$(68,715)	(47.2%)	$4,895	3.0%	$(74,422)	(26.3%)	$8,012	2.4%
Adjustments:
Amortization expense	1,569	1.1%	1,321	0.8%	3,054	1.1%	2,635	0.8%
Depreciation expense	462	0.3%	810	0.5%	1,002	0.4%	1,687	0.5%
Interest income, net	(215)	(0.1%)	(293)	(0.2%)	(363)	(0.1%)	(605)	(0.2%)
Income tax (benefit) expense	(7,732)	(5.3%)	3,753	2.3%	(6,678)	(2.4%)	5,828	1.8%
EBITDA	(74,631)	(51.3%)	10,486	6.4%	(77,407)	(27.4%)	17,557	5.3%
Stock-based compensation expense	1,948	1.3%	516	0.3%	3,509	1.2%	3,068	0.9%
Technology transformation costs (1)	2,043	1.4%	1,678	1.0%	3,901	1.4%	3,601	1.1%
Acquisition costs (2)	515	0.4%	1,126	0.7%	1,804	0.6%	1,126	0.3%
Goodwill Impairment (3)	79,482	54.6%	—	—%	83,337	29.5%	—	—%
(Gain) on sale of assets (4)	—	—%	—	—%	(3,420)	(1.2%)	—	—%
Restructuring cost (5)	299	0.2%	2,255	1.4%	252	0.1%	2,255	0.7%
Adjusted EBITDA	$9,656	6.6%	$16,061	9.8%	$11,976	4.2%	$27,607	8.3%
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
(2)Acquisition costs primarily represent costs included in net income related to our business acquisition. These costs include transaction bonuses, retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about this acquisition.
(3)Goodwill impairment charge recognized during the three and six months ended November 23, 2024 were related to the On-Demand Talent and Europe and Asia Pacific segments. See Note 6 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further discussion.
(4)    Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.
(5) The Company initiated a U.S. restructuring plan in October 2023 and substantially completed the 2023 U.S. restructuring plan during fiscal 2024.
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
Results of Operations
The following table sets forth our Consolidated Statements of Operations data for the three and six months ended November 23, 2024 and November 25, 2023, respectively. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue (in thousands, except percentages).

	Three Months Ended				Six Months Ended
	November 23, 2024	% of Revenue (1)	November 25, 2023	% of Revenue (1)	November 23, 2024	% of Revenue (1)	November 25, 2023	% of Revenue (1)

	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$145,618	100.0%	$163,127	100.0%	$282,553	100.0%	$333,296	100.0%
Direct cost of services	89,532	61.5%	99,651	61.1%	176,480	62.5%	202,819	60.9%
Gross profit	56,086	38.5%	63,476	38.9%	106,073	37.5%	130,477	39.1%
Selling, general and administrative expenses	51,305	35.2%	52,993	32.5%	100,215	35.5%	112,925	34.0%
Goodwill impairment	79,482	54.6%	—	—%	83,337	29.5%	—	—%
Amortization expense	1,569	1.1%	1,321	0.8%	3,054	1.1%	2,635	0.8%
Depreciation expense	462	0.3%	810	0.5%	1,002	0.3%	1,687	0.5%
(Loss) income from operations	(76,732)	(52.7%)	8,352	5.1%	(81,535)	(28.9%)	13,230	3.8%
Interest income, net	(215)	(0.2%)	(293)	(0.2%)	(363)	(0.2%)	(605)	(0.2%)
Other income	(70)	—%	(3)	—%	(72)	—%	(5)	—%
(Loss) income before income tax expense	(76,447)	(52.5%)	8,648	5.3%	(81,100)	(28.7%)	13,840	4.0%
Income tax (benefit) expense	(7,732)	(5.3%)	3,753	2.3%	(6,678)	(2.4%)	5,828	1.7%
Net (loss) income	$(68,715)	(47.2%)	$4,895	3.0%	$(74,422)	(26.3%)	$8,012	2.3%
(1)The percentage of revenue may not foot due to rounding.
Consolidated Operating Results – Three Months Ended November 23, 2024 Compared to Three Months Ended November 25, 2023

Revenue. Revenue decreased $17.5 million, or 10.7%, to $145.6 million in the second quarter of fiscal 2025 from $163.1 million in the second quarter of fiscal 2024. On a same-day constant currency basis, revenue decreased by $21.5 million, or 13.2%. Similar to previous quarters, the demand environment continued to be choppy. While certain pockets within the business have started to show some improvement, which we attribute to improving business confidence post-election and interest rate cuts, clients are still measured in their decisions to move forward with transformation projects or filling professional interim needs. Timelines for opportunities to close in the pipeline continue to be extended compared to previous years. Compared to the prior year quarter, billable hours decreased by 11.2%, while the average bill rate increased by 0.8% (also 0.8% on a constant currency basis). The year-over-year improvement in average bill rate is attributable to an ongoing focus on value-based pricing, although average bill rate will continue to reflect the global revenue mix with a higher proportion of revenue being delivered in Asia Pacific and Mexico where average bill rates are significantly lower than the United States (“U.S.”) and Europe.
Direct Cost of Services. Direct cost of services decreased $10.1 million, or 10.2%, to $89.5 million for the second quarter of fiscal 2025 from $99.7 million in the second quarter of fiscal 2024. The decrease in direct cost of services was primarily attributable to a 11.2% decline in billable hours as a result of reduced client spending as noted above, partially offset by a 1.7% (also 1.7% on a constant currency basis) increase in average pay rate during the quarter ended November 23, 2024 compared to the prior year quarter.

Direct cost of services as a percentage of revenue was 61.5% for the second quarter of fiscal 2025 compared to 61.1% for the second quarter of fiscal 2024. The increased percentage compared to the prior year quarter was primarily due higher pay/bill ratio and lower utilization of salaried consultants, partially offset by a favorable impact from the timing of the Thanksgiving holidays (not in the second quarter of fiscal 2025). We continue to seek improvement in the overall pay/bill ratio and indirect cost leverage through strategic pricing, while offering competitive compensation and benefits to our consultants to attract and retain the best talent in the marketplace.
The number of consultants on assignment at the end of the second quarter of fiscal 2025 was 2,639 compared to 3,167 at the end of the second quarter of fiscal 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $51.3 million, or 35.2% of revenue, for the second quarter of fiscal 2025 compared to $53.0 million, or 32.5% of revenue, for the second quarter of fiscal 2024. The $1.7 million decrease in SG&A year-over-year was primarily due to $2.0 million decrease in employee termination benefits largely attributable to the cost reduction plan (the “2023 U.S. Restructuring Plan”) initiated in October 2023, $1.2 million lower employee compensation expense, a $0.7 million reduction in employee health benefit expenses, and a $0.6 million decrease in costs related to acquisitions. These reductions were partially offset by a $1.4 million increase in stock compensation expense as a result of forfeitures as well as the remeasurement of achievement associated with performance‑based equity awards, both of which were recorded in the second quarter of fiscal 2024. The second quarter of fiscal 2025 additional had a $0.7 million increase in bad debt expense.
Management and administrative headcount was 749 at the end of the second quarter of fiscal 2025 and 850 at the end of the second quarter of fiscal 2024. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, a consulting term for a professional who balances business development activities with billable work for clients, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full time equivalent headcount.
Goodwill Impairment. During the second quarter of fiscal 2025, in light of the decline in the Company's market capitalization, along with slower than expected recovery in business performance within the Company’s On-Demand Talent segment and Europe and Asia Pacific segment, the Company conducted a goodwill impairment analysis and recorded a non-cash impairment charge of $79.5 million, which included $57.8 million recorded in the On-Demand Talent segment and $21.7 million recorded in the Europe and Asia Pacific segment. See Note 6 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further information.

Income Taxes. Income tax benefit was $7.7 million, reflecting an effective tax rate of 10.1%, for the second quarter of fiscal 2025 compared to an income tax expense of $3.8 million, or an effective tax rate of 43.4%, for the second quarter of fiscal 2024. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The income tax benefit in the quarter ended November 23, 2024 was primarily attributed to the Company’s pretax loss. The lower effective benefit rate was due to the non-deductible portion of the goodwill impairment. The higher effective tax rate in the second quarter of fiscal 2024 was attributed primarily to a nonrecurring increase in forfeiture of stock options, coupled with the capitalization of acquisition related costs for tax purposes.
We recognized a tax benefit of approximately $0.8 million and $1.0 million during the second quarters of fiscal 2025 and fiscal 2024, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and disqualifying dispositions by employees of shares acquired under the Company's Employee Stock Purchase Plan (“ESPP”).
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
Consolidated Operating Results – Six Months Ended November 23, 2024 Compared to Six Months Ended November 25, 2023
Revenue. Revenue decreased $50.7 million, or 15.2%, to $282.6 million for the six months ended November 23, 2024 from $333.3 million for the six months ended November 25, 2023. On a same-day constant currency basis, revenue for the six months ended November 23, 2024 decreased by $53.9 million, or 16.2% compared to the six months ended November 25, 2023. The decrease is primarily due to reduced client spending across a majority of our markets, client segments and solution offerings as a result of the persistently challenging global macroeconomic environment. The time to close opportunities in the pipeline continued to be protracted, typical in a tougher macro environment when clients are more hesitant to spend on professional services. Billable hours decreased by 13.2% and the average bill rate declined by 1.6% (also 1.6% on a constant currency basis) from the six months ended November 25, 2023.
Direct Cost of Services. Direct cost of services decreased $26.3 million, or 13.0%, to $176.5 million for the six months ended November 23, 2024 from $202.8 million for the six months ended November 25, 2023. The decrease in direct cost of services was primarily attributable to a 13.2% decline in billable hours as a result of reduced client spending as noted above and a 1.7% decrease (or flat on a constant currency basis) in average pay rate in the six months ended November 23, 2024 compared to the six months ended November 25, 2023.

Direct cost of services as a percentage of revenue was 62.5% for the six months ended November 23, 2024 compared to 60.9% for the six months ended November 25, 2023. The increased percentage compared to the prior year period was primarily due to an 80 basis point increase in the pay/bill ratio based on a constant currency, lower utilization of salaried consultants and less favorable leverage on indirect cost of services as a result of lower revenue, partially offset by the favorable timing of the Thanksgiving holiday in the U.S. (not in the six months ended November 25, 2023).

Selling, General and Administrative Expenses. SG&A was $100.2 million, or 35.5% of revenue, for the six months ended November 23, 2024 compared to $112.9 million, or 34.0% of revenue, for the six months ended November 25, 2023. The $12.7 million decrease in SG&A year-over-year was primarily attributed to lower employee compensation expense of $7.6 million largely resulting from the 2023 U.S. Restructuring Plan initiated in October 2023 and ongoing alignment of resource capacity to demand, a $3.4 million gain on the sale of the Irvine office building, a decrease of $2.0 million of employee termination benefits in connection with the 2023 U.S. Restructuring Plan in the previous fiscal year, a $1.0 million reduction in employee health benefit expenses and a decrease of $0.8 million in computer software and certain professional services fees. These reductions were partially offset by a $0.7 million increase in costs related to acquisitions and a $0.5 million increase in bad debt expense.
Goodwill Impairment. During the first quarter of fiscal 2025, the Company completed a goodwill impairment assessment concurrent with its segment change and concluded that the carrying value of the Europe and Asia Pacific segment was in excess of its fair value. As a result, the Company recorded a non-cash impairment charge of $3.9 million. In the second quarter of fiscal 2025, in light of the decline in the Company's market capitalization, along with slower than expected recovery in business performance within the Company’s On-Demand Talent segment and Europe and Asia Pacific segment, the Company conducted a goodwill impairment analysis and recorded a non-cash impairment charge of $79.5 million in the On-Demand Talent and Europe and Asia Pacific segments. See Note 6 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further information.

Income Taxes. Income tax benefit was $6.7 million, reflecting an effective tax rate of 8.2%, for the six months ended November 23, 2024 compared to income tax expense of $5.8 million, or an effective tax rate of 42.1%, for the six months ended November 25, 2023. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The income tax benefit in the six months ended November 23, 2024 was primarily attributed to the Company’s pretax loss. The lower effective benefit rate was due to the non-deductible portion of the goodwill impairment. The higher effective tax rate in the six months ended November 25, 2023 was attributed primarily to a nonrecurring increase in forfeiture of stock options, coupled with the capitalization of acquisition related costs for tax purposes.
The Company recognized a tax benefit of approximately $1.3 million and $1.2 million for the six months ended November 23, 2024 and November 25, 2023, respectively, associated with the exercise of nonqualified stock options, vesting of RSAs, RSUs, PSUs, and disqualifying dispositions by employees of shares acquired under the ESPP.
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

Operating Results of Segments

During the first quarter of fiscal 2025, the Company identified the following newly defined operating segments:
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

Our reportable segments are comprised of On-Demand Talent, Consulting, Outsourced Services, and Europe & Asia Pacific. Sitrick does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed under the “All Other” Segment. All prior year periods presented were recast to reflect the impact of the preceding segment changes. On July 1, 2024, we acquired Reference Point, which is reported within the Consulting operating segment from the date of acquisition.

The following table presents our current operating results by segment for the three and six months ended November 23, 2024 and November 25, 2023, respectively (in thousands, except percentages and average bill rates).

	Three Months Ended				Six Months Ended
	November 23, 2024	% of Revenue (1)	November 25, 2023	% of Revenue (1)	November 23, 2024	% of Revenue (1)	November 25, 2023	% of Revenue (1)
Adjusted EBITDA:	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
On-Demand Talent	$5,605	10.5%	$8,662	12.2%	$8,164	7.7%	$17,219	11.6%
Consulting	9,723	16.0%	10,928	18.5%	17,476	15.1%	19,457	16.8%
Europe & Asia Pacific	1,480	7.5%	1,701	7.8%	1,707	4.5%	3,405	7.6%
Outsourced Services	1,546	16.4%	1,778	19.6%	2,940	15.5%	3,326	18.0%
All Other	(526)	(22.0%)	(534)	(23.7%)	(993)	(22.8%)	(463)	(9.4%)
Unallocated items (2)	(8,172)		(6,474)		(17,318)		(15,337)
Adjustments:
Stock-based compensation expense	(1,948)		(516)		(3,509)		(3,068)
Technology transformation costs (3)	(2,043)		(1,678)		(3,901)		(3,601)
Acquisition costs (4)	(515)		(1,126)		(1,804)		(1,126)
Goodwill impairment (5)	(79,482)		—		(83,337)		—
Gain on sale of assets (6)	—		—		3,420		—
Restructuring cost (7)	(299)		(2,255)		(252)		(2,255)
Amortization expense	(1,569)		(1,321)		(3,054)		(2,635)
Depreciation expense	(462)		(810)		(1,002)		(1,687)
Interest income, net	215		293		363		605
(Loss) income before income tax benefit (expense)	(76,447)		8,648		(81,100)		13,840
Income tax benefit (expense)	7,732		(3,753)		6,678		(5,828)
Net (loss) income	$(68,715)		$4,895		$(74,422)		$8,012
(1)Segment Adjusted EBITDA Margin is calculated by dividing segment Adjusted EBITDA by segment revenue.

(2) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(3) Technology transformation costs represent costs included in net income related to our initiative to upgrade its technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.

(4) Acquisition costs primarily represent costs included in net income related to our business acquisition. These costs include transaction bonuses, retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms.

(5) Goodwill impairment charge recognized during the three and six months ended November 23, 2024 were related to the On-Demand Talent and Europe Asia Pacific segments. See Note 6 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further discussion.

(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.

(7) The Company initiated a U.S. restructuring plan in October 2023 and substantially completed the 2023 U.S. restructuring plan during fiscal 2024.

Revenue by Segment

On-Demand Talent – Revenue in the On-Demand Talent segment declined by $17.5 million or 24.7%, to $53.5 million in the second quarter of fiscal 2025 compared to $70.9 million in the second quarter of fiscal 2024. The decline was primarily due to lower demand across solution areas amongst economic uncertainty, with billable hours decreasing by 21.7% and a 2.8% (also 2.8% on a constant currency basis) decline in average bill rate. The reduction in average bill rate was primarily due to revenue mix weighing more heavily in Mexico which carries significantly lower average bill rate. For the six months ended November 23, 2024, On-Demand Talent segment revenue decreased by $43.0 million or 28.9%, to $105.9 million compared to $148.9 million for the six months ended November 25, 2023, primarily as a result of a 26.2% decrease in billable hours and a 3.5% (or 2.8% on a constant currency basis) decrease in average bill rate due to revenue mix weighing more heavily in Mexico.

Consulting – Revenue in the Consulting segment increased by $1.6 million or 2.7%, to $60.6 million in the second quarter of fiscal 2025 compared to $59.1 million in the second quarter of fiscal 2024. The growth was primarily due to a 6.2% (also 6.2% on a constant currency basis) increase in the average bill rate, partially offset by the billable hours declining by 3.6%. The improvement in average bill rate was largely attributable to the Company’s value pricing initiative as well as the addition of Reference Point (acquired in the first fiscal quarter of 2025) which carries a significantly higher average bill rate. Reference point contributed $4.8 million of revenue during the second fiscal quarter. For the six months ended November 23, 2024, Consulting segment revenue of $115.7 million remained relatively flat compared to the six months ended November 25, 2023.

Europe and Asia Pacific – Revenue in the Europe and Asia Pacific segment declined by $2.1 million or 9.6%, to $19.7 million in the second quarter of fiscal 2025 compared to $21.8 million in the second quarter of fiscal 2024. The average bill rate for the Europe and Asia Pacific segment declined by 3.3% (or 6.6% on a constant currency basis) and the billable hours decreased by 5.3% year-over-year. This segment experienced delays in decision making and project starts as clients sorted through their own organizational challenges amidst economic uncertainty most notably in Europe. Asia Pacific performed relatively more resiliently than Europe, large global clients continued to drive demand in this region. Pricing competition remained fierce across the region, from the big 4 firms as well as local boutique firms. Additionally, with a higher proportion of revenue in Asia Pacific in the second quarter of fiscal 2025, which carries significantly lower average bill rates. For the six months ended November 23, 2024, Europe and Asia Pacific segment revenue decreased by $7.4 million or 16.4%, to $37.7 million compared to $45.1 million for the six months ended November 25, 2023, primarily as a result of a 6.5% decrease in billable hours and a 9.5% (also 9.5% on a constant currency basis) decrease in average bill rate.

Outsourced Services – Revenue in the Outsourced Services segment increased by $0.4 million or 4.0%, to $9.4 million in the second quarter of fiscal 2025 compared to $9.1 million in the second quarter of fiscal 2024. The growth was primarily due to a 2.2% (or 2.2% on a constant currency basis) increase in the average bill rate and a 1.7% increase in the billable hours. For the six months ended November 23, 2024, Outsourced Services segment revenue increased by $0.4 million or 2.3%, to $18.9 million compared to $18.5 million for the six months ended November 25, 2023, primarily as a result of a 1.5% increase in billable hours and a 0.7% (also 0.7% on a constant currency basis) increase in average bill rate year-over-year.

All Other – Revenue in the All Other segment of $2.4 million in the second quarter of fiscal 2025 remained relatively flat compared to the prior year quarter. For the six months ended November 23, 2024, All Other segment revenue decreased by $0.6 million or 11.3%, to $4.4 million compared to $4.9 million for the six months ended November 25, 2023. The billable hours decreased by 24.7% partially offset by the increase in average bill rate by 20.1% (also 20.1% on a constant currency basis).
Adjusted EBITDA by Segment
On-Demand Talent – The On-Demand Talent segment’s Adjusted EBITDA decreased by $3.1 million or 35.3%, to $5.6 million for the second quarter of fiscal 2025, compared to $8.7 million for the second quarter of fiscal 2024. Compared to the prior year quarter, revenue decreased $17.5 million for the second quarter of fiscal 2025, which was partially offset by the decrease in the related cost of services of $11.4 million. Additionally, SG&A costs decreased by $3.1 million for the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 primarily due to the decrease in employee compensation expense.

For the six months ended November 23, 2024, the On-Demand Talent segment’s Adjusted EBITDA decreased by $9.1 million or 52.6%, to $8.2 million, compared to $17.2 million for the six months ended November 25, 2023. Compared to the prior year period, revenue decreased by $43.0 million, which was partially offset by the decrease in the related cost of services of $25.6 million. Additionally, SG&A costs decreased by $8.4 million for the six months ended November 23, 2024 as compared to the six months ended November 25, 2023 primarily due to decreases in employee compensation expense.

Consulting – The Consulting segment’s Adjusted EBITDA decreased by $1.2 million or 11.0%, to $9.7 million for the second quarter of fiscal 2025, compared to $10.9 million for the second quarter of fiscal 2024. Compared to the prior year quarter, revenue increased by $1.6 million, which was offset by the related cost of services increasing by $2.1 million. Additionally, SG&A costs increased by $0.6 million for the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 primarily due to the increase in general and administrative expenses.

For the six months ended November 23, 2024, the Consulting segment’s Adjusted EBITDA decreased by $2.0 million or 10.2%, to $17.5 million, compared to $19.5 million for the six months ended November 25, 2023. Compared to the prior year period, revenue remained relatively flat but the related cost of services increased by $2.9 million compared to the prior year period. Partially offsetting the adverse impact from revenue and cost of services, SG&A costs decreased by $1.2 million for the six months ended November 23, 2024 as compared to the six months ended November 25, 2023 primarily due to the decrease in employee compensation expense.
Europe & Asia Pacific – The Europe & Asia Pacific segment’s Adjusted EBITDA decreased by $0.2 million or 13.0%, to $1.5 million for the second quarter of fiscal 2025, compared to $1.7 million for the second quarter of fiscal 2024. Compared to the prior year quarter, revenue decreased $2.1 million, which was partially offset by the decrease in the related cost of services of $1.2 million. Additionally, SG&A costs decreased by $0.6 million for the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024 primarily due to decreases in employee compensation expense.
For the six months ended November 23, 2024, the Europe & Asia Pacific segment’s Adjusted EBITDA decreased by $1.7 million or 49.9%, to $1.7 million, compared to $3.4 million for the six months ended November 25, 2023. Compared to the prior year period, revenue decreased $7.4 million, which was partially offset by the decrease in the related cost of services of $4.3 million. Additionally, SG&A costs decreased by $1.3 million for the six months ended November 23, 2024 as compared to the six months ended November 25, 2023 primarily due to decreases in employee compensation expense.

Outsourced Services – The Outsourced Services segment’s Adjusted EBITDA declined slightly by $0.2 million or 13.0% to $1.5 million in the second quarter of fiscal 2025, compared to $1.7 million for the second quarter of fiscal 2024. This decline was primarily driven by increase in cost of services.

For the six months ended November 23, 2024, the Outsourced services segment declined by $0.4 million or 11.6%, to $2.9 million compared to $3.3 million for the six months ended November 25, 2023 due to increase in cost of services.
All Other – The All Other segment's Adjusted EBITDA of $(0.5) million for the second quarter of fiscal 2025 remained flat compared to the prior year quarter.
For the six months ended November 23, 2024, the All Other segment declined by $0.5 million or 114.5%, to $(1.0) million compared to $(0.5) million for the six months ended November 25, 2023 due to lower revenue performance.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities, our $175.0 million senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. During the six months ended November 23, 2024, we generated positive cash flow from operations and have generated positive cash flows from operations on an annual basis since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of November 23, 2024, we had $78.2 million of cash and cash equivalents, including $42.1 million held in international operations.
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
Future borrowings under the Credit Facility bear interest at a rate per annum of either, at our election, (i) Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on our consolidated leverage ratio. In addition, we pay an unused commitment fee on the average daily unused portion of the Credit Facility, which ranges from 0.20% to 0.30% depending upon our consolidated leverage ratio. As of November 23, 2024, we had no debt outstanding under the Credit Facility and $173.5 million remaining capacity under the Credit Facility.

On December 31, 2024, the parties entered into an amendment to the Credit Agreement to waive an event of default related to the consolidated interest coverage ratio under the Credit Agreement and to amend certain definitions under the Credit Agreement to exclude the impact of goodwill impairments recognized in the first and second quarters of fiscal 2025.
The Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the Credit Facility is included in Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (our wholly owned subsidiary), as borrower, and we, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at a loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of November 23, 2024, we had no debt outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2025 Strategic Focus Areas” above, required significant investments over multiple years. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. As of November 23, 2024, we capitalized $20.1 million related to the technology platform initiative. We went live on the new technology platform in most of North America in December and we are currently working on the implementation timing and roadmap to rollout to our Europe and Asia Pacific regions. We believe our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will provide sufficient funds for these initiatives. As of November 23, 2024, we have non-cancellable purchase obligations totaling $8.0 million, which primarily consists of payments pursuant to the licensing arrangements that we have entered into in connection with the technology platform initiative: $1.5 million due during fiscal 2025; $3.4 million due during fiscal 2026; $2.1 million due during fiscal 2027; $1.0 million due during fiscal 2028; and zero due thereafter.

In addition, we pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our board of directors. Most recently, on December 16, 2024 we paid a dividend of $0.14 per share of our common stock to stockholders of record at the close of business on November 15, 2024. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Facility and other agreements, and other factors deemed relevant by our board of directors.

We entered into a Membership Interest Purchase Agreement, dated as of March 27, 2024, and as amended and restated as of June 30, 2024 (the “Reference Point MIPA”) with Reference Point and the sole member of Reference Point, pursuant to which we acquired 100% of the membership interests of Reference Point. During the six months ended November 23, 2024, we paid an initial cash consideration of $23.0 million (net of $0.2 million cash acquired). See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further information.
As described under “Market Trends and Uncertainties” above, uncertain macroeconomic conditions including ambiguity around interest rates, softening labor markets and fluctuations in currency exchange rates have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which have adversely impacted, and may continue to adversely impact, our financial results, operating cash flows, and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making additional strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.
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
Operating Activities
Operating activities for the first six months of fiscal 2025 provided cash of $1.5 million compared to $1.8 million of cash used in the first six months of fiscal 2024. The cash provided by operations for the first six months of fiscal 2025 was primarily driven by the non-cash adjustments of $80.3 million (primarily due to the non-cash goodwill impairment), which was offset by a net loss of $74.4 million and net unfavorable changes in operating assets and liabilities of $4.4 million. These net unfavorable changes in operating assets and liabilities were driven by a $3.7 million increase in other assets largely related to the investments in our technology implementation, a $1.7 million decrease in accounts payable and other accrued expenses, a $1.5 million increase in prepaid expenses and other current assets, and a $0.7 million increase in prepaid income taxes. Offsetting these unfavorable changes were a $1.8 million decrease in trade accounts receivable, a $0.8 million increase in other liabilities, and a $0.7 million increase in accrued salaries and related obligations, mainly due to the timing of our pay cycle.
In the first six months of fiscal 2024, cash used in operations resulted from net income of $8.0 million, non-cash adjustments of $8.6 million, and net unfavorable changes in operating assets and liabilities totaling $18.4 million, which primarily consisted of a $17.2 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during the first six months of fiscal 2024, a $5.8 million increase in other assets primarily due to the capitalized implementation costs for hosting arrangements, and a $2.3 million increase in prepaid expenses and other current assets, partially offset by an $8.3 million decrease in trade accounts receivable, a $2.6 million increase in accounts payable and other accrued expenses, and a $4.0 million increase in income taxes payable and other liabilities.
Investing Activities

Net cash used in investing activities was $12.7 million for the first six months of fiscal 2025 compared to $8.1 million for the first six months of fiscal 2024. Net cash used in investing activities for the first six months of fiscal 2025 was primarily related to $23.0 million of net cash used towards the acquisition of Reference Point and $2.0 million of cash used for the development of internal-use software and acquisition of property and equipment, partially offset by the $12.3 million in net proceeds from the sale of the Irvine office building. Net cash used in investing activities in the first six months of fiscal 2024 was primarily related to the $7.2 million acquisition of CloudGo the development of internal-use software and acquisition of property and equipment.
Financing Activities
Net cash used in financing activities totaled $17.4 million in the first six months of fiscal 2025 compared to $11.2 million in the first six months of fiscal 2024. Net cash used in financing activities during the first six months of fiscal

2025 consisted of $10.0 million to purchase 1,028,315 shares of common stock on the open market and cash dividend payments of $9.4 million; these uses were partially offset by $2.0 million in proceeds received from ESPP share purchases. Net cash used in financing activities during the first six months of fiscal 2024 consisted of cash dividend payments of $9.4 million and $5.0 million to purchase 353,858 shares of common stock on the open market; these uses were partially offset by $3.2 million in proceeds received from ESPP share purchases and employee stock option exercises.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the Credit Facility that bear interest at a variable market rate.
As of November 23, 2024, we had approximately $78.2 million of cash and cash equivalents. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
As of November 23, 2024, we had no outstanding debt under our Credit Facility. We are exposed to interest rate risk related to fluctuations in the term SOFR rate and, to a lesser extent, the loan prime rate on the Beijing Revolver. See “Liquidity and Capital Resources” above and Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our Credit Facility and the Beijing Revolver. To the extent that there is a significant increase in the level of borrowings, a sharp rise in interest rate could have a material impact on our consolidated financial position or results of operations.
Foreign Currency Exchange Rate Risk. For the six months ended November 23, 2024, approximately 18.2% of our revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.
Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 46.2% of our balances of cash and cash equivalents as of November 23, 2024 were denominated in U.S. dollars. The remaining amount of approximately 53.8% was comprised primarily of cash balances translated from Euros, British Pound Sterling, Japanese Yen, Canadian Dollar, Chinese Yuan, Indian Rupee, and Mexican Pesos. This compares to approximately 59.2% of our cash and cash equivalents balances as of May 25, 2024 that were denominated in U.S. dollars and approximately 40.8% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Mexican Pesos, Chinese Yuan, Canadian Dollar, Indian Rupee and British Pound Sterling. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.
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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 23, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in internal control over financial reporting that is described below, our disclosure controls and procedures were not effective as of November 23, 2024.

Material Weakness in Internal Control over Financial Reporting

During the first quarter of fiscal 2025, the Company reorganized its business segments and, as a result, the Company was required to perform an interim goodwill impairment analysis on the new reporting units as of May 26, 2024. During completion of such goodwill impairment analysis, the management review control that related to the review of certain inputs into the valuation analysis, as well as related disclosures, did not operate effectively. The ineffective operation of the management review control resulted in a change to the goodwill impairment amount recorded for the Europe and Asia Pacific segment as of August 24, 2024. The total goodwill impairment recorded in the first quarter of fiscal 2025 was $3.9 million. This misstatement was identified and corrected prior to release of the Company’s Form 10-Q for the first quarter of fiscal 2025.

Remediation of Material Weakness

With oversight from the audit committee of our board of directors (the “Audit Committee”), management has enhanced and implemented changes in controls intended to remediate the material weakness described in the Material Weakness in Internal Control over Financial Reporting section above and to improve our internal control over financial reporting as noted below. We took the following remedial actions to improve controls and procedures:

•Enhanced management’s review of the work performed by any valuation specialists used in preparing our goodwill impairment analysis. This includes formalized review procedures to ensure consistency and accuracy.

•Improved documentation standards for inputs and assumptions used in the valuation analysis such that all critical inputs, including data provided by third-party valuation specialists, is supported by clear and comprehensive documentation.

•Enhanced the design and operation of our controls related to agreeing disclosures to supporting documents through improved version control management and review procedures.

•Enhanced supervision over third-party valuation specialists by engaging an additional external expert to further challenge the Company and the preparer of any impairment analysis regarding the assumptions used and conclusions drawn.

Management has overseen the planning and execution of the remediation steps described above and believes the steps taken will have addressed the material weakness described above; however, more time is needed for the improved controls to operate and undergo testing of effectiveness before the above material weakness can be deemed remediated.

Changes in Internal Controls over Financial Reporting

Other than the remediation measures described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended November 23, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of the filing of this Form 10-Q, the material weakness described above has not been remediated because the applicable controls must operate for a sufficient period of time and management must conclude, through testing, that the controls are designed and operating effectively. Based on the implementation of the remedial actions taken, management will continue to monitor and test controls for effectiveness through the end of the observation period, which is expected to be through the end of the fiscal year 2025.

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2024 Form 10-K, which was filed with the SEC on July 22, 2024. See “Risk Factors” in Item 1A of Part I of such Fiscal Year 2024 Form 10-K for a complete description of the material risks we face.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding purchases by us of our common stock for the three months ended November 23, 2024. All shares were repurchased pursuant to the Stock Repurchase Programs as described in footnote (1) below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
August 25, 2024 — September 21, 2024	-	$-	-	$37,246,183
September 22, 2024 — October 19, 2024	598,031	$8.36	598,031	$82,246,187
October 20, 2024 — November 23, 2024	-	$-	-	$82,246,187
Total August 25, 2024 — November 23, 2024	598,031	$8.36	598,031	$82,246,187
(1)The Company’s board of directors have previously approved two stock repurchase programs authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. In July 2015, the first program was authorized for an aggregate dollar limit not to exceed $150 million, and in October 2024, the second program was authorized for an additional dollar limit not to exceed $50 million (collectively, the “Stock Repurchase Programs”). Subject to the aggregate dollar limit, the currently authorized Stock Repurchase Programs do not have an expiration date. Repurchases under the programs may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.
ITEM 5. OTHER INFORMATION.
Insider Trading Arrangements
None.
Amendment to Credit Agreement
On November 12, 2021, the Company and Resources Connection LLC, as borrowers, and all of the Company’s other domestic subsidiaries, as guarantors, entered into a credit agreement with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “Credit Agreement”). On December 31, 2024, the parties entered into an amendment to the Credit Agreement to waive an event of default related to the consolidated interest coverage ratio under the Credit Agreement and to amend certain definitions under the Credit Agreement to exclude the impact of goodwill impairments recognized in the first and second quarters of fiscal 2025. The Company had no debt outstanding under the Credit Facility as of November 23, 2024. See Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
10.1+
Resources Connection, Inc. 2020 Performance Incentive Plan (as amended and restated August 22, 2024) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K on October 21, 2024).

10.2*
First Amendment to Credit Agreement and Waiver, dated as of December 31, 2024, among Resources Connection, Inc., Resources Connection LLC, as borrowers, Sitrick Group, LLC, Veracity Consulting Group, LLC, and Reference Point LLC, as guarantors, and Bank of America, N.A., as administrative agent for the lenders.

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
101*
The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended November 23, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

RESOURCES CONNECTION, INC.

Date: January 2, 2025	/s/ KATE W. DUCHENE

Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: January 2, 2025	/s/ JENNIFER RYU

Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)