Form 10-Q
period 2025-02-22
RESOURCES CONNECTION, INC.
filed 2025-04-03
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 22, 2025
OR
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
As of March 26, 2025, 33,069,276 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	February 22, 2025	May 25, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,495	$108,892
Trade accounts receivable, net of allowances of $2,941 and $2,755 as of February 22, 2025 and May 25, 2024, respectively	101,137	108,515
Prepaid expenses and other current assets	12,889	6,888
Assets held for sale	–	8,909
Income taxes receivable	8,672	7,551
Total current assets	195,193	240,755
Goodwill	97,588	216,579
Intangible assets, net	20,832	9,573
Property and equipment, net	4,607	3,763
Operating lease right-of-use assets	23,359	11,899
Deferred tax assets	16,393	11,312
Other non-current assets	17,653	17,033
Total assets	$375,625	$510,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$13,203	$15,223
Accrued salaries and related obligations	45,742	41,999
Operating lease liabilities, current	5,294	4,735
Other current liabilities	9,974	10,476
Total current liabilities	74,213	72,433
Long-term debt	–	–
Operating lease liabilities, non-current	21,259	8,586
Deferred tax liabilities	100	8,680
Other non-current liabilities	2,227	2,452
Total liabilities	97,799	92,151
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.01 par value, 70,000 shares authorized; 37,021 and 36,194 shares issued, and 33,069 and 33,556 shares outstanding as of February 22, 2025 and May 25, 2024, respectively	370	363
Additional paid-in capital	398,553	389,720
Accumulated other comprehensive loss	(21,160)	(17,713)
(Accumulated deficit) retained earnings	(45,891)	88,595
Treasury stock at cost, 3,952 and 2,638 shares as of February 22, 2025 and May 25, 2024, respectively	(54,046)	(42,202)
Total stockholders’ equity	277,826	418,763
Total liabilities and stockholders’ equity	$375,625	$510,914
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024
Revenue	$129,438	$151,307	$411,991	$484,603
Direct cost of services	84,064	95,299	260,544	298,118
Gross profit	45,374	56,008	151,447	186,485
Selling, general and administrative expenses	51,189	49,589	151,404	162,514
Goodwill impairment	42,039	–	125,376	–
Amortization expense	1,407	1,413	4,461	4,048
Depreciation expense	464	745	1,466	2,432
(Loss) income from operations	(49,725)	4,261	(131,260)	17,491
Interest income, net	(106)	(225)	(469)	(830)
Other expense (income)	22	(1)	(50)	(6)
(Loss) income before income tax (benefit) expense	(49,641)	4,487	(130,741)	18,327
Income tax (benefit) expense	(5,589)	1,937	(12,267)	7,765
Net (loss) income	$(44,052)	$2,550	$(118,474)	$10,562

Net (loss) income per common share:
Basic	$(1.34)	$0.08	$(3.58)	$0.32
Diluted	$(1.34)	$0.08	$(3.58)	$0.31

Weighted-average number of common and common equivalent shares outstanding:
Basic	32,938	33,463	33,130	33,428
Diluted	32,938	33,759	33,130	33,906

Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024

Net (loss) income	$(44,052)	$2,550	$(118,474)	$10,562
Foreign currency translation adjustment gain (loss), net of tax	16	(678)	(3,447)	79
Total comprehensive (loss) income	$(44,036)	$1,872	$(121,921)	$10,641
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended February 22, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at November 23, 2024	36,757	$368	$394,544	3,666	$(52,204)	$(21,176)	$4,145	$325,677
Stock-based compensation expense	-	-	1,960	-	-	-	-	1,960
Issuance of common stock purchased under Employee Stock Purchase Plan	264	2	1,902	-	-	-	-	1,904
Issuance of restricted stock	-	-	-	(69)	1,170	-	(1,170)	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	-	-	(36)	-	-	-	-	(36)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,631)	(4,631)
Dividend equivalents on equity awards	-	-	183	-	-	-	(183)	-
Repurchase of common stock	-	-	-	355	(3,012)		-	(3,012)
Currency translation adjustment	-	-	-	-	-	16	-	16
Net loss for the three months ended February 22, 2025	-	-	-	-	-	-	(44,052)	(44,052)
Balances at February 22, 2025	37,021	$370	$398,553	3,952	$(54,046)	$(21,160)	$(45,891)	$277,826

	For the Nine Months Ended February 22, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at May 25, 2024	36,194	$363	$389,720	2,638	$(42,202)	$(17,713)	$88,595	$418,763
Stock-based compensation expense	-	-	5,657	-	-	-	-	5,657
Issuance of common stock purchased under Employee Stock Purchase Plan	493	4	3,910	-	-	-	-	3,914
Issuance of restricted stock	80	1	(1)	(69)	1,170	-	(1,170)	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	254	2	(1,624)	-	-	-	-	(1,622)
Cash dividends declared ($0.42 per share)	-	-	-	-	-	-	(13,951)	(13,951)
Dividend equivalents on equity awards	-	-	891	-	-	-	(891)	-
Repurchase of common stock	-	-	-	1,383	(13,014)		-	(13,014)
Currency translation adjustment	-	-	-	-	-	(3,447)	-	(3,447)
Net loss for the nine months ended February 22, 2025	-	-	-	-		-	(118,474)	(118,474)
Balances at February 22, 2025	37,021	$370	$398,553	3,952	$(54,046)	$(21,160)	$(45,891)	$277,826

	For the Three Months Ended February 24, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at November 25, 2023	35,929	$360	$383,662	2,422	$(39,811)	$(16,533)	$85,926	$413,604
Exercise of stock options	6	-	68	-	-	-	-	68
Stock-based compensation expense	-	-	1,177	-	-	-	-	1,177
Issuance of common stock purchased under Employee Stock Purchase Plan	258	3	2,874	-	-	-	-	2,877
Issuance of restricted stock	-	-	-	(36)	609	-	(609)	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	1	-	(6)	-	-	-	-	(6)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,732)	(4,732)
Dividend equivalents on equity awards	-	-	158	-	-	-	(158)	-
Repurchase of common stock	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	(678)	-	(678)
Net income for the three months ended February 24, 2024	-	-	-	-	-	-	2,550	2,550
Balances at February 24, 2024	36,194	$363	$387,933	2,386	$(39,202)	$(17,211)	$82,977	$414,860

	For the Nine Months Ended February 24, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at May 27, 2023	35,545	$355	$378,657	2,070	$(34,850)	$(17,290)	$87,648	$414,520
Exercise of stock options	32	1	451	-	-	-	-	452
Stock-based compensation expense	-	-	4,075	-	-	-	-	4,075
Issuance of common stock purchased under Employee Stock Purchase Plan	456	5	5,646	-	-	-	-	5,651
Issuance of restricted stock	75	1	(1)	(38)	648	-	(648)	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	86	1	(1,336)	-	-	-	-	(1,335)
Cash dividends declared ($0.42 per share)	-	-	-	-	-	-	(14,144)	(14,144)
Dividend equivalents on equity awards	-	-	441	-	-	-	(441)	-
Repurchase of common stock	-	-	-	354	(5,000)		-	(5,000)
Currency translation adjustment	-	-	-	-	-	79	-	79
Net income for the nine months ended February 24, 2024	-	-	-	-	-	-	10,562	10,562
Balances at February 24, 2024	36,194	$363	$387,933	2,386	$(39,202)	$(17,211)	$82,977	$414,860
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	February 22, 2025	February 24, 2024
Cash flows from operating activities:
Net (loss) income	$(118,474)	$10,562
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	6,536	6,480
Stock-based compensation expense	5,417	4,249
Goodwill impairment	125,376	—
(Gain) loss on sale of assets	(3,230)	333
Adjustment to allowances	944	128
Deferred income taxes	(14,114)	1,282
Other, net	133	474
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	7,420	26,104
Prepaid expenses and other current assets	(5,795)	(2,298)
Income taxes	(1,553)	(3,577)
Other assets	(1,309)	(8,147)
Accounts payable and other accrued expenses	(2,038)	2,468
Accrued salaries and related obligations	1,242	(18,006)
Other liabilities	1,594	(1,298)
Net cash provided by operating activities	2,149	18,754

Cash flows from investing activities:
Net proceeds from sale of assets	12,309	—
Acquisition of Reference Point, net of cash acquired	(22,967)	—
Acquisition of CloudGo, net of cash acquired	—	(7,411)
Investments in property and equipment and internal-use software	(2,425)	(1,021)
Net cash used in investing activities	(13,083)	(8,432)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	465
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,914	5,651
Repurchase of common stock	(13,014)	(5,000)
Payment of cash dividends	(14,014)	(14,093)
Net cash used in financing activities	(23,114)	(12,977)

Effect of exchange rate changes on cash and cash equivalents	(2,349)	(293)
Net decrease in cash and cash equivalents	(36,397)	(2,948)
Cash and cash equivalents at beginning of period	108,892	116,784
Cash and cash equivalents at end of period	$72,495	$113,836

Supplemental cash flow disclosures
Income taxes paid, net	$3,057	$9,834
Interest paid	$267	$264
Non-cash investing and financing activities
Capitalized leasehold improvements paid directly by the landlord	$1,095	$—
Acquisition of CloudGo: Liability for contingent consideration	$—	$4,500
Dividends declared, not paid	$4,631	$4,732
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
The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The third quarters of fiscal 2025 and 2024 each consisted of 13 weeks. The Company’s fiscal year 2025 will consist of 53 weeks.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements of the Company as of and for the three and nine months ended February 22, 2025 and February 24, 2024 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

During the three and nine months ended February 22, 2025, the Company incurred a net loss, and as a result potentially dilutive common shares issuable from the assumed exercise of stock options and the assumed release of shares of common stock under the outstanding ESPP, RSAs, RSUs, and PSUs awards were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table summarizes the calculation of net (loss) income per common share for the three and nine months ended February 22, 2025 and February 24, 2024 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024

Net (loss) income	$(44,052)	$2,550	$(118,474)	$10,562
Weighted-average shares outstanding:
Basic weighted-average shares	32,938	33,463	33,130	33,428
Effect of dilutive shares:
Potentially dilutive stock options	—	43	—	76
Potentially dilutive employee stock purchase plan	—	20	—	7
Potentially dilutive restricted stock awards	—	16	—	56
Potentially dilutive restricted stock units	—	52	—	183
Potentially dilutive performance stock units	—	165	—	156
Diluted weighted-average shares outstanding	32,938	33,759	33,130	33,906
Net (loss) income per common share:
Basic	$(1.34)	$0.08	$(3.58)	$0.32
Diluted	$(1.34)	$0.08	$(3.58)	$0.31

The following table sets forth the potentially dilutive shares excluded from the computation of the diluted net (loss) income per common share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024
Stock options	1,849	2,034	1,918	1,924
Employee stock purchase plan	12	—	5	—
Restricted stock awards	171	99	91	—
Restricted stock units	989	227	299	5
Total	3,021	2,360	2,313	1,929
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

Level 3 – Unobservable inputs.
Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liability related to the acquisition of CloudGo Pte. Ltd. (“CloudGo”) was preliminarily valued at $4.5 million as of November 25, 2023 and zero as of February 22, 2025 and

May 25, 2024. As a result, no further remeasurements or revisions are required. The fair value measurement of the liability was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability at these dates were the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability will be remeasured on a quarterly basis until settlement by the Company using additional information as it becomes available, and any change in the fair value estimates will be recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Future revisions to these significant unobservable inputs and the assumptions underlying them could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.
The Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, and accounts payable and other accrued expenses are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.
Long-lived Assets
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, the Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the second quarter of fiscal 2025, the Company experienced a decrease in its market capitalization. The Company also experienced slow recovery in business performance during both the second and third quarters within the On-Demand Talent, Consulting, and Europe and Asia Pacific segments. These factors were considered triggering events under ASC 360 to evaluate long-lived assets for potential impairment. Accordingly, the Company completed impairment analyses in both the second and third quarter of fiscal 2025 pursuant to ASC 360-10-35-17. In each analysis, the Company determined that, while the carrying value of the asset group exceeded the undiscounted cash flows for Europe and Asia Pacific and All Other segments, the fair value of the asset group exceeded its carrying amount. As such, Company concluded that the long-lived assets were not impaired.
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
During the nine months ended February 22, 2025, the Company performed three goodwill impairment assessments. See Note 6 – Goodwill and Intangible Assets for further information.
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
As of February 22, 2025, the capitalized costs related to hosting arrangements incurred during the application development stage were $21.6 million. These capitalized hosting arrangements are included in the prepaid expenses and other current assets, and other non-current assets in the Consolidated Balance Sheets, and the Company incurred $0.7 million and $1.0 million of amortization expense during the three and nine months ended February 22, 2025, respectively, related to these arrangements. There were $16.1 million of capitalized costs recorded as of May 25, 2024.
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
Recent Accounting Pronouncements

On November 4, 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. On January 6, 2025, ASU 2025-01 was issued as an amendment to ASU 2024-03, to clarify the effective date of ASU 2024-03. The guidance requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company expects to adopt this guidance in its fiscal year beginning May 30, 2027. The Company is evaluating the potential impact of this guidance on its financial statement disclosures.

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
Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $27.8 million and $29.3 million as of February 22, 2025 and May 25, 2024, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.
Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $3.3 million and $3.5 million as of February 22, 2025 and May 25, 2024, respectively. Revenue recognized during the three and nine months ended February 22, 2025 that was included in deferred revenue as of May 25, 2024 was $0.3 million and $1.8 million, respectively. Revenue recognized during the three and nine months ended February 24, 2024 that was included in deferred revenue as of May 27, 2023 was $0.4 million and $2.5 million, respectively.
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
Results of operations of Reference Point are included within the Consulting Services operating segment in the Consolidated Statements of Operations from the date of acquisition. Reference Point contributed $4.0 million and $11.5 million of revenue and $0.3 million and $1.4 million of operating income to the Consolidated Statements of Operations during the three and nine months ended February 22, 2025, respectively. During the three and nine months ended February 22, 2025, the Company incurred $0.5 million and $2.3 million, respectively, in acquisition costs that were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
In accordance with ASC 805 Business Combinations, the Company made an initial provisional allocation of the purchase price for Reference Point based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill. The Company’s provisional purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company provisionally recorded total intangible assets consisting of $14.4 million for customer relationships (to be amortized over 11 to 13 years), $0.7 million related to a non-compete agreement (to be amortized over 5 years) and $0.6 million for trade name (to be amortized over 1 year). The Company also provisionally recorded $6.7 million of goodwill, which is expected to be deductible for tax purposes. The goodwill is attributable primarily to expected synergies and the assembled workforce of Reference Point.
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
In addition, the CloudGo SPA provides for contingent consideration of up to $12.0 million to be paid based on CloudGo’s revenue and operating profit margin performance during two one-year performance periods that began after the acquisition date. The Company determined the fair value of the contingent consideration as of the acquisition date using the Monte Carlo simulation model and the application of an appropriate discount rate (Level 3 fair value). The preliminary fair value of the contractual obligation to pay the contingent consideration amounted to $4.4 million. As of the fourth quarter of fiscal 2024, the Company revised its estimates of CloudGo’s expected revenue and operating profit margin performance for the performance periods, and the Company decreased the fair value of the CloudGo contingent consideration liability to zero as of May 25, 2024, which remained zero through February 22, 2025.
5. Assets Held for Sale
As of February 24, 2024, the Company determined the asset groups associated with its former corporate office in Irvine, California met the criteria of held for sale, since the Company intended to complete the sale of these assets within the twelve months following the end of the third quarter of fiscal 2024. Accordingly, the related assets classified as held for sale are separately presented in the Company's Consolidated Balance Sheets as of May 25, 2024. In addition, such assets are presented at the lower of carrying value or fair value less any costs to sell. The Company concluded that the offering price of the disposal assets was an approximate fair value, which exceeded the carrying value of the related assets as of May 25, 2024. As such, the assets held for sale are reported at their carrying value.

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
Sale of Irvine Building
The Company entered into a Purchase and Sale Agreement dated May 15, 2024, and as amended as of May 20, 2024, with a third-party buyer for the sale of its Irvine building for a total purchase price of $13.0 million. On August 15, 2024, the Company completed the sale of its Irvine building to the City of Irvine for total consideration of $13.0 million, resulting in a net gain of $3.4 million. The sale does not constitute a discontinued operation. As such, the gain has been recorded as a reduction of selling, general, and administrative expenses in the Consolidated Statement of Operations for the nine months ended February 22, 2025.
6. Goodwill and Intangible Assets

As described in Note 2 – Summary of Significant Accounting Policies, if indicators of potential impairment exist, the Company will perform interim quantitative goodwill impairment analysis more frequently. As a result of these indicators being present, the Company performed interim quantitative goodwill impairment assessments for its reporting units, each of which is also a reporting segment, during the three months ended February 22, 2025, November 23, 2024 and August 24, 2024, which resulted in goodwill impairment charges of $42.0 million, $79.5 million and $3.9 million, respectively.
Third Quarter Interim Impairment Assessments

During the third quarter of fiscal 2025, the Company experienced slow recovery in business performance within the On-Demand Talent and Consulting segments. As a result, the Company performed a goodwill impairment assessment for each of its reporting units with associated goodwill, in which the estimated fair values of each reporting unit were compared to its respective carrying amounts. The Company’s determination of the estimated fair value was based on a combination of the income-based approach and the market-based approach. The income-based approach was based on the present value of discounted cash flows of each reporting unit, using the Company’s assumptions regarding revenue growth rates, forecasted gross profit margins, forecasted adjusted EBITDA margins, operating costs, tax rates, terminal period growth rates, and other economic and market trends. Additionally, the present value was based on applying a weighted average cost of capital, which considered long-term interest rates and cost of equity based on the reporting segment’s risk profile. The market-based approach was based on the guideline public company method, which uses market multiples of revenue and earnings before interest, taxes, depreciation and amortization for a group of comparable public companies. As part of the goodwill impairment test, the Company reconciled the aggregated estimated fair value of the Company's operating segments to the Company’s market capitalization, including consideration of any asymmetry in information, and control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company.

Based on the assessment as of an interim date in the three months ended February 22, 2025, the Company concluded as follows:

On-Demand Talent – The carrying value, including $12.4 million of goodwill, was in excess of its fair value by $13.5 million. Because the excess of carrying value over fair value exceeded the goodwill balance for the segment, the Company fully impaired the goodwill balance, resulting in goodwill impairment charges of $12.4 million for the On-Demand Talent segment.

Consulting – The carrying value, including $98.4 million of goodwill, was in excess of its fair value by $24.8 million. In addition to recording this excess as a goodwill impairment charge, the Company also recorded a $4.8 million charge related to the deferred tax impacts from the excess carrying value. The Company therefore recorded an aggregate of $29.6 million in goodwill impairment charges for the Consulting segment.

Outsourced Services – The fair value exceeded its carrying value, including $28.8 million of goodwill, by 33.1%. Therefore, no impairment charges were required.
Second Quarter Interim Impairment Assessments

During the second quarter of fiscal 2025, the Company experienced a decrease in its market capitalization, along with slower than expected recovery in business performance within the On-Demand Talent and Europe and Asia Pacific segments. As a result, the Company performed a goodwill impairment assessment for each of its reporting units with associated goodwill, in which the estimated fair values of each reporting unit were compared to its respective carrying amounts. As a result of the assessment performed in the second quarter of fiscal 2025, the Company concluded that the carrying value of On-Demand Talent and Europe and Asia Pacific segments were in excess of its fair value and recorded a non-cash goodwill impairment charge of $79.5 million ($57.8 million was recorded in the On-Demand Talent segment and $21.7 million was recorded in the Europe and Asia Pacific segment).
First Quarter Interim Impairment Assessments

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

In performing the goodwill impairment assessments, the Company considers the assumptions used in determining the estimated fair values of its reporting units to be reasonable and appropriate. However, the assumptions are complex and subjective, and additional adverse changes in a key assumption or a combination of key assumptions may significantly affect the Company’s assessment of the fair value and goodwill impairment. These assumptions include, among other things, a failure to meet expected earnings or other financial plans; changes in the discount rate, the terminal growth rate or tax rates; or significant changes in industry or economic trends. If the assumptions noted above adversely change, negative macroeconomic conditions worsen or the Company’s market capitalization decreases for a sustained period of time, the Company may be required to perform an additional impairment analysis that could result in additional impairment charges and materially adversely affect the Company’s financial condition and results of operations.

The following table summarizes the activity in the Company’s goodwill balance. The balance as of May 25, 2024 was recast to reflect the impact of the Company's change in segment reporting and the final fair value allocation of the reporting units that became effective during the first quarter of fiscal 2025 (in thousands):

	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other	Total
Balance as of May 25, 2024	$70,202	$91,770	$25,850	$28,757	$—	$216,579
Acquisition (see Note 4)	—	6,653	—	—	—	6,653
Goodwill Impairment	(70,202)	(29,592)	(25,582)	—	$—	(125,376)
Impact of foreign currency exchange rate changes	—	—	(268)	—	—	(268)
Balance as of February 22, 2025	$—	$68,831	$—	$28,757	$—	$97,588

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands):

		As of February 22, 2025			As of May 25, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	7 - 12 years	$39,500	$(20,052)	$19,448	$25,100	$(16,858)	$8,242
Computer software	3 - 3.5 years	7,870	(7,310)	560	7,870	(6,539)	1,331
Trade names	1 year	600	(400)	200	-	-	-
Non-Compete Agreements	5 years	720	(96)	624	-	-	-
Total		$48,690	$(27,858)	$20,832	$32,970	$(23,397)	$9,573
The Company recorded amortization expense of $1.4 million and $1.4 million for the three months ended February 22, 2025 and February 24, 2024, respectively, and $4.5 million and $4.0 million for the nine months ended February 22, 2025 and February 24, 2024, respectively.
The following table presents future estimated amortization expense based on existing intangible assets (in thousands):
Fiscal Years:

2025 (remaining three months)	$1,419
2026	4,214
2027	1,908
2028	1,633
2029	1,633
2030 and thereafter	10,025
Total	$20,832
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
7. Leases
The Company currently leases office space, vehicles and certain equipment under operating leases through fiscal 2035. Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024
Operating lease cost	$1,788	$1,829	$5,240	$5,545
Short-term lease cost	49	52	249	154
Variable lease cost	301	380	1,047	1,188
Sublease income (1)	(174)	(220)	(532)	(551)
Total lease cost	$1,964	$2,041	$6,004	$6,336
(1)Sublease income does not include rental income received from owned property, which is not material.

Following the sale of the building in Irvine, California, on August 1, 2024, the Company entered into a lease agreement for an office space in Irvine. The lease commenced on November 1, 2024 and has an expiration date of July 31, 2032. See Note 5 – Assets Held for Sale for further discussion. The average annual rent for the lease term will be $0.7 million. On December 20, 2023, the Company entered into a lease agreement for an office space in New York that commenced on July 1, 2024 with an expiration date of July 31, 2034. The annual fixed rent for the first five years and the last five years are $1.2 million and $1.3 million, respectively.
The weighted-average lease term and weighted-average discount rate for operating leases as of February 22, 2025 and May 25, 2024 are presented in the following table:

	As of February 22, 2025	As of May 25, 2024
Weighted-average remaining lease term	6.4 years	3.5 years
Weighted-average discount rate	5.10%	4.37%
Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,769	$2,106	$5,215	$6,435
Right-of-use assets obtained in exchange for new operating lease obligations	$180	$338	$16,054	$3,258
Future maturities of operating lease liabilities as of February 22, 2025 are presented in the following table (in thousands):

Fiscal Years:	Operating Lease Maturity
2025 (remaining three months)	$1,723
2026	6,147
2027	4,870
2028	4,484
2029	3,638
Thereafter	10,624
Total future lease payments	31,486
Less: interest	(4,933)
Present value of operating lease liabilities	$26,553
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
On December 31, 2024, the parties entered into an amendment to the Credit Agreement (the “December 2024 Amendment”) to waive the Company's non-compliance with a financial covenant related to the consolidated interest coverage ratio under the Credit Agreement due to the goodwill impairment recognized during the second quarter of fiscal 2025. The December 2024 Amendment also amended certain definitions under the Credit Agreement to exclude the impact of goodwill impairments recognized in the first and second quarters of fiscal 2025.
As of February 22, 2025, the Company was not in compliance with its financial covenant related to the consolidated interest coverage ratio under the Credit Agreement due to the goodwill impairment recognized during the third quarter of fiscal 2025 as described in Note 6 – Goodwill and Intangible Assets; however, the parties entered into an amendment to the Credit Agreement on March 28, 2025 to waive the event of default and amend certain definitions under the Credit Agreement to exclude the impact of goodwill impairments recognized in the first, second and third quarters of fiscal 2025. As of February 22, 2025, the Company was compliant with all other financial covenants under the Credit Agreement. The Company had no debt outstanding under the Credit Facility as of February 22, 2025 and May 25, 2024. However, the Company had $1.5 million and $1.4 million of outstanding letters of credit issued under the Credit Facility as of February 22, 2025 and May 25, 2024, respectively. As of February 22, 2025, there was up to $173.5 million of potential remaining capacity under the Credit Facility subject to the terms of the Credit Agreement and related financial covenants.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of February 22, 2025, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($1.8 million based on the prevailing exchange rate on February 22, 2025) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.
9. Income Taxes

For the three months ended February 22, 2025, the Company’s income tax benefit was $5.6 million, an effective tax rate of 11.3%, and for the three months ended February 24, 2024, the Company's income tax expense was $1.9 million, an effective tax rate of 43.2%. For the nine months ended February 22, 2025, the Company’s income tax benefit was $12.3 million, an effective tax rate of 9.4%, and for the nine months ended February 24, 2024, the Company's income tax expense was $7.8 million, an effective tax rate of 42.4%. The income tax benefit in fiscal 2025 was primarily attributed to the Company’s pretax loss. The lower effective tax rate in fiscal 2025 was due to the non-deductible portion of the goodwill impairment, coupled with the $2.2 million establishment of a valuation allowance on the Company’s UK entity. The higher effective tax rate in fiscal 2024 was attributed primarily to a nonrecurring increase in forfeiture of stock options, coupled with the capitalization of acquisition related costs for tax purposes.
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
For the three months ended February 22, 2025 and February 24, 2024, the Company recognized a tax benefit of approximately $0.2 million and $0.1 million, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and disqualifying dispositions by employees of shares acquired under the Company's Employee Stock Purchase Plan (“ESPP”). For the nine months ended February 22, 2025 and February 24, 2024, the Company recognized a tax benefit of approximately $1.5 million and $1.3 million, respectively, associated with the exercise of nonqualified stock options, vesting of RSAs, RSUs, PSUs, and disqualifying dispositions by employees of shares acquired under the ESPP.
The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $1.1 million and $1.0 million as of February 22, 2025 and May 25, 2024, which, if ultimately recognized, would impact the effective tax rate in future periods. The Company believes that there is a possibility that unrecognized gross tax benefits of $1.1 million will be recognized within the next 12 months due to the expiration of a statute of limitations. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are considered short-term liabilities as the Company does not anticipate any cash payments to settle the liability within the next 12 months.
10. Stockholders’ Equity
Stock Repurchase Program
The Company’s board of directors has previously approved two stock repurchase programs authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. In July 2015, the first program was authorized for an aggregate dollar limit not to exceed $150 million, and in October 2024, the second program was authorized for an additional dollar limit not to exceed $50 million (collectively, the “Stock Repurchase Programs”). Subject to the aggregate dollar limits, the currently authorized Stock Repurchase Programs do not have an expiration date. Repurchases under the programs may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the three months ended February 22, 2025, the Company purchased 354,505 shares of its common stock on the open market at an average price of $8.46 per share, for an aggregate total purchase price of approximately $3.0 million. During the nine months ended February 22, 2025, the Company purchased 1,382,820 shares of its common stock on the open market at an average price of $9.40 per share, for an aggregate total purchase price of approximately $13.0 million. As of February 22, 2025, approximately $79.2 million remained available for future repurchases of the Company’s common stock under the Stock Repurchase Programs. The Company did not repurchase any shares during the three months ended February 24, 2024. During the nine months ended February 24, 2024, the Company repurchased 353,858 shares of its common stock on the open market at an average price of $14.13 per share, for an aggregate total purchase price of approximately $5.0 million.
Quarterly Dividend
Subject to approval each quarter by its board of directors, the Company pays a regular dividend. On January 16, 2025, the board of directors declared a regular quarterly dividend of $0.14 per share of the Company’s common stock. The dividend was paid on March 14, 2025 to stockholders of record at the close of business on February 14, 2025. As of February 22, 2025 and May 25, 2024, $4.6 million and $4.7 million, respectively, were accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Facility and other agreements, and other factors deemed relevant by the board of directors.
11. Restructuring Activities

On December 2, 2024, the Company authorized a global cost reduction plan, including a reduction in force (the “2025 Restructuring Plan”) intended to reduce costs and streamline operations. The 2025 Restructuring Plan resulted in a reduction of force of the Company’s global management and administrative workforce. The Company incurred employee termination costs associated with the 2025 Restructuring Plan, which were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations for the three months ended February 22, 2025. Restructuring costs were $2.9 million and $3.2 million for the three and nine months ended February 22, 2025.

The Company previously initiated restructuring plans, including a reduction in force (the “2023 U.S. Restructuring Plan”) during fiscal year 2024. These actions were substantially completed during fiscal 2024. Restructuring costs were $1.6 million and $3.9 million for the three and nine months ended February 24, 2024.

The restructuring liability was nominal and $0.8 million as of February 22, 2025 and May 25, 2024, respectively.

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
Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted RSAs and RSUs under the 2020 Plan that typically vest in equal annual installments, and PSUs under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for RSAs, RSUs and stock option awards range from three to four years. The performance periods for the PSUs are three years. As of February 22, 2025, there were 1,126,960 shares available for further award grants under the 2020 Plan (with outstanding PSUs counted for this purpose based on the target number of shares granted).
Stock-Based Compensation Expense
Stock-based compensation expense included in selling, general and administrative expenses was $1.9 million and $1.2 million for the three months ended February 22, 2025 and February 24, 2024, respectively, and $5.4 million and $4.2 million for the nine months ended February 22, 2025 and February 24, 2024, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, RSAs, RSUs and PSUs under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. The Company recognized a tax benefit of $0.4 million and $0.2 million associated with such stock-based compensation expense during the three months ended February 22, 2025 and February 24, 2024, respectively, and $1.3 million and $0.8 million during the nine months ended February 22, 2025 and February 24, 2024, respectively.
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

Stock Options
The following table summarizes the stock option activity for the nine months ended February 22, 2025 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Awards outstanding at May 25, 2024	2,185	$16.36
Exercised	—	$—
Forfeited	—	$—
Expired	(464)	$14.61
Awards outstanding at February 22, 2025	1,721	$16.91
Exercisable at February 22, 2025	1,721	$16.91
Vested and expected to vest at February 22, 2025 (1)	1,721	$16.91
(1)The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested. As of February 22, 2025, all outstanding options have vested.
As of February 22, 2025, there was no unrecognized compensation cost related to outstanding employee stock options.
Employee Stock Purchase Plan
On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the 2019 ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.
The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 492,858 and 455,678 shares of common stock pursuant to the ESPP during the nine months ended months ended February 22, 2025 and February 24, 2024, respectively. There were 830,388 shares of common stock available for issuance under the ESPP as of February 22, 2025.
Restricted Stock Awards
The following table summarizes the activities for the unvested RSAs for the nine months ended February 22, 2025 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	223	$15.84
Granted	149	$8.91
Vested	(103)	$16.41
Forfeited	—	$—
Unvested as of February 22, 2025	269	$11.80
Expected to vest as of February 22, 2025	259	$11.68
As of February 22, 2025, there was $2.7 million of total unrecognized compensation costs related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.68 years.

Restricted Stock Units
The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to board of director members under the Directors Deferred Compensation Plan that settle in cash.
The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the nine months ended February 22, 2025 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	615	$14.91	48	$15.64	663	$14.96
Granted (1)	1,035	$10.04	41	$8.85	1,076	$9.99
Vested	(255)	$14.54	(26)	$13.82	(281)	$14.47
Forfeited	(88)	$13.28	—	$—	(88)	$13.28
Unvested as of February 22, 2025	1,307	$11.27	63	$11.95	1,370	$11.30
Expected to vest as of February 22, 2025	1,087	$11.28	63	$11.95	1,150	$11.32
(1)Dividend equivalents are included in the granted shares.
As of February 22, 2025, there was $9.9 million of total unrecognized compensation costs related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 2.25 years.
As of February 22, 2025, there was $0.7 million of total unrecognized compensation costs related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.92 years.
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
The following table summarizes the activities for the unvested PSUs for the nine months ended February 22, 2025 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	621	$16.15
Granted (2)	352	$9.12
Vested	(164)	$18.41
Forfeited	(100)	$14.02
Unvested as of February 22, 2025	709	$12.58
Expected to vest as of February 22, 2025	670	$12.50

(1)Shares are presented in this table at the stated target, which represents the base number of shares that would vest over the applicable performance period. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.
(2)Dividend equivalents are included in the granted shares.
As of February 22, 2025, there was $2.7 million of total unrecognized compensation costs related to unvested PSUs. The cost is expected to be recognized over a weighted-average period of 2.26 years.
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
Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net (loss) income before amortization expense, depreciation expense, interest and income taxes excluding stock-based compensation expense, amortized ERP system costs, technology transformation costs, goodwill impairment, acquisition costs, gain on sale of assets, and restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODMs do not evaluate segments using asset information.

The following table discloses the Company’s revenue and Adjusted EBITDA by segment for both periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024
Revenue:
On-Demand Talent	$47,089	$64,162	$153,014	$213,085
Consulting	52,597	55,828	168,265	171,731
Europe & Asia Pacific	18,576	19,631	56,260	64,700
Outsourced Services	9,367	9,375	28,284	27,859
All Other	1,809	2,311	6,168	7,228
Total consolidated revenue	$129,438	$151,307	$411,991	$484,603

Adjusted EBITDA:
On-Demand Talent	$2,567	$7,341	$10,731	$24,560
Consulting	5,914	8,769	23,390	28,226
Europe & Asia Pacific	841	1,342	2,549	4,747
Outsourced Services	1,493	1,577	4,434	4,903
All Other	(727)	(244)	(1,720)	(707)
Unallocated items (1)	(8,437)	(7,999)	(25,757)	(23,336)
Adjustments:
Stock-based compensation expense	(1,908)	(1,181)	(5,417)	(4,249)
Amortized ERP system costs (2)	(609)	—	(609)	—
Technology transformation costs (3)	(1,574)	(1,386)	(5,475)	(4,987)
Acquisition costs (4)	(492)	(156)	(2,296)	(1,282)
Goodwill impairment (5)	(42,039)	—	(125,376)	—
Gain on sale of assets (6)	—	—	3,420	—
Restructuring cost (7)	(2,905)	(1,643)	(3,157)	(3,898)
Amortization expense	(1,407)	(1,413)	(4,461)	(4,048)
Depreciation expense	(464)	(745)	(1,466)	(2,432)
Interest income, net	106	225	469	830
(Loss) income before income tax benefit (expense)	(49,641)	4,487	(130,741)	18,327
Income tax benefit (expense)	5,589	(1,937)	12,267	(7,765)
Net (loss) income	$(44,052)	$2,550	$(118,474)	$10,562
(1) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.
(2) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to newly implemented Enterprise Resource Planning (ERP) system, which was recorded within Selling, General, and Administrative expenses on the Consolidated Statement of Operations.
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
(5) Goodwill impairment charges recognized during the three and nine months ended February 22, 2025 were related to the On-Demand Talent, Consulting and Europe Asia Pacific segments. See Note 6 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further discussion.
(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.
(7) The Company authorized the 2025 Restructuring Plan in December 2024. The 2023 U.S. restructuring plan was substantially completed during fiscal 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for the three and nine months ended February 22, 2025 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 25, 2024 filed with the Securities and Exchange Commission (“SEC”).
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

Fiscal 2025 Strategic Focus Areas
Building upon the foundation we established in fiscal 2024, we are continuing to execute the following enterprise growth drivers in fiscal 2025:
•Evolve and execute under our new business segments
•Launch and activate new brand identity; and
•Enhance digital and AI capabilities.

Evolve and execute under our new business segments – Our first area of focus for fiscal 2025 has been to evolve our business by focusing on three core engagement models: On-Demand Talent, Consulting, and Outsourced Services. Our On-Demand Talent business is branded “On-Demand by RGPTM,” our Consulting business is called “Veracity by RGPTM” and our Outsourced Services business is Countsy®. We expect this shift to reduce market and buyer confusion, enhance our ability to focus on our core strengths and areas of expertise, and provide greater optionality for our buying set to engage with RGP. This new organizational structure has enabled us to better serve our clients along their transformation journey by providing targeted skill sets, high value consulting services, and outsourced delivery under a single umbrella. Our approach combines flexibility, best of breed technology, and human-centered design with functional and subject matter expertise. This fiscal year, we have aimed to clarify and operationalize these models to unlock the cross selling of our diversified capabilities throughout our blue-chip, loyal and longstanding client base. Part of the growth plan for our consulting business includes leveraging On-Demand by RGPTM for greater financial flexibility and better skill set alignment. Our growing consulting capability provides us with deeper visibility into our clients’ transformation agendas to drive greater opportunity for our on-demand execution capabilities. In our outsourced services business, we have expanded Countsy’s total addressable market beyond the start-up ecosystem to serve the finance, accounting and human resources needs surrounding spin-outs and carve-outs. Europe and Asia has continued to operate in the geographic regions as one business segment, serving our clients with consulting capabilities and On-Demand Talent. Evolving our business through this reorganization ensures that we are well positioned to execute and succeed as the macro environment recovers.

Launch and activate new brand – Our second focus area for this fiscal year has been to launch and activate a new brand identity and brand architecture in the marketplace. The central objective behind our brand refresh was to clarify to stakeholders what we do, who we serve, when to call us, and the impact we deliver. Under this new architecture, RGP serves as an enterprise parent brand, representing a family of brands that are comprised of On-Demand by RGPTM, Veracity by RGPTM and Countsy by RGPTM. We have refreshed our digital properties to reflect our new brand identity and align them with our new brand architecture as part of this effort. We believe these changes will result in clarity around our full suite of capabilities and create greater understanding of the value we can bring to our clients across a broader spectrum.

Enhance digital and AI capabilities – Our third focus area for fiscal 2025 has been continuing to expand and enhance our technology, digital and data capabilities across all business units. The increased adoption of digital tools, remote work styles, generative artificial intelligence, and globalization is driving new areas of need within our client base. We are actively adding skilled on-demand and consulting professionals in areas such as technology migration, cybersecurity, data modernization and data privacy, and user experience to proactively meet these evolving client needs. Under the Veracity by RGPTM consulting business we are bringing together our digital transformation business and the deep functional expertise within RGP’s legacy Project Consulting Services (PCS) group. We believe this combined offering will uniquely position us to offer our clients integrated end-to-end consulting solutions in the digital arena.

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
Market Trends and Uncertainties

On a macro level, uncertain macroeconomic conditions including ambiguity around interest rates, softening labor markets, fluctuations in currency exchange rates, recent government and policy changes implemented in the United States, and tariff actions and uncertainties related to trade wars have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which has adversely impacted our financial results. We expect these conditions will continue through at least the rest of fiscal 2025. While we are not able to fully predict the potential impact, we continue to see caution in professional services spending within our client base. Additionally, in connection with recent actions we have taken to execute on our diversified services strategy for long term growth and stability, we have experienced both voluntary and involuntary attrition, including within our sales team, which may affect our near-term revenue performance. If these conditions or impacts persist or if a prolonged economic downturn or recession develops, it could result in further decline in billable hours and negatively impact our bill rates which would adversely affect our financial results and operating cash flows.
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
The Company performed interim quantitative goodwill impairment assessments for its reporting units, each of which is also a reporting segment, during the three months ended February 22, 2025, November 23, 2024 and August 24, 2024, which resulted in pre-tax goodwill impairment charges of $42.0 million, $79.5 million and $3.9 million, respectively. During the third quarter of fiscal 2025, the Company continued to experience slow recovery in business performance within the On-Demand Talent and Consulting segments. As a result, the Company performed a goodwill impairment assessment for each of its reporting units with associated goodwill, in which the estimated fair values of each reporting unit were compared to its respective carrying amounts. Based on this assessment, the Company recorded a goodwill impairment charge of $12.4 million in the On-Demand Talent segment and $29.6 million for the Consulting segment for the third quarter of fiscal 2025.
In performing the goodwill impairment assessments, the Company considers the assumptions used in determining the estimated fair values of its reporting units to be reasonable and appropriate. However, the assumptions are complex and subjective, and additional adverse changes in a key assumption or a combination of key assumptions may significantly affect the Company’s assessment of the fair value and goodwill impairment. These assumptions include, among other things, a failure to meet expected earnings or other financial plans; changes in the discount rate, the terminal growth rate or tax rates; or significant changes in industry or economic trends. If the assumptions noted above adversely change, negative macroeconomic conditions worsen or the Company’s market capitalization decreases for a sustained period of time, the Company may be required to perform additional impairment analysis that could result in additional impairment charges and materially adversely affect the Company’s financial condition and results of operations. See Note 6 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our goodwill impairment.
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
•Adjusted EBITDA is calculated as EBITDA excluding stock-based compensation expense, amortized ERP system costs, technology transformation costs, acquisition costs, goodwill impairment, gain on sale of assets and restructuring adjustments. We also present herein Adjusted EBITDA at the segment level as a measure used to assess the performance of our segments. Segment Adjusted EBITDA excludes certain shared corporate administrative costs that are not practical to allocate. See Note 14 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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
Adjusted Revenue by Segment

	Three Months Ended
	February 22, 2025				February 24, 2024
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$47,089	$271	$1,596	$48,956	$64,162
Consulting	52,597	333	1,731	54,661	55,828
Europe and Asia Pacific	18,576	605	62	19,243	19,631
Outsourced Services	9,367	—	318	9,685	9,375
All Other	1,809	—	61	1,870	2,311
Total Consolidated	$129,438	$1,209	$3,768	$134,415	$151,307

	Nine Months Ended
	February 22, 2025				February 24, 2024
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$153,014	$661	$—	$153,675	$213,085
Consulting	168,265	658	(78)	168,845	171,731
Europe and Asia Pacific	56,260	585	85	56,930	64,700
Outsourced Services	28,284	—	—	28,284	27,859
All Other	6,168	—	—	6,168	7,228
Total Consolidated	$411,991	$1,904	$7	$413,902	$484,603

	Three Months Ended		Nine Months Ended
Number of Business Days	February 22, 2025	February 24, 2024	February 22, 2025	February 24, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
On-Demand Talent (1)	59	61	186	186
Consulting (1)	59	61	186	186
Europe & Asia (2)	62	62	188	188
Outsourced Services (1)	59	61	186	186
All Other (1)	59	61	186	186
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

	Three Months Ended				Nine Months Ended
	February 22, 2025	% of Revenue	February 24, 2024	% of Revenue	February 22, 2025	% of Revenue	February 24, 2024	% of Revenue
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net (loss) income	$(44,052)	(34.0%)	$2,550	1.7%	$(118,474)	(28.8%)	$10,562	2.2%
Adjustments:
Amortization expense	1,407	1.1%	1,413	0.9%	4,461	1.1%	4,048	0.8%
Depreciation expense	464	0.4%	745	0.5%	1,466	0.4%	2,432	0.5%
Interest income, net	(106)	(0.1%)	(225)	(0.2%)	(469)	(0.1%)	(830)	(0.2%)
Income tax (benefit) expense	(5,589)	(4.3%)	1,937	1.3%	(12,267)	(3.0%)	7,765	1.6%
EBITDA	(47,876)	(37.0%)	6,420	4.2%	(125,283)	(30.4%)	23,977	4.9%
Stock-based compensation expense	1,908	1.5%	1,181	0.8%	5,417	1.3%	4,249	0.9%
Amortized ERP system costs (1)	609	0.5%	—	—%	609	0.1%	—	—%
Technology transformation costs (2)	1,574	1.2%	1,386	0.9%	5,475	1.3%	4,987	1.0%
Acquisition costs (3)	492	0.4%	156	0.1%	2,296	0.6%	1,282	0.3%
Goodwill Impairment (4)	42,039	32.5%	—	—%	125,376	30.4%	—	—%
Gain on sale of assets (5)	—	—%	—	—%	(3,420)	(0.8)%	—	—%
Restructuring cost (6)	2,905	2.2%	1,643	1.1%	3,157	0.8%	3,898	0.8%
Adjusted EBITDA	$1,651	1.3%	$10,786	7.1%	$13,627	3.3%	$38,393	7.9%
(1)Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to newly implemented Enterprise Resource Planning (ERP) system, which was recorded within Selling, General, and Administrative expenses on the Consolidated Statement of Operations.
(2)Technology transformation costs represent costs included in net income related to our initiative to upgrade our technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.
(3)Acquisition costs primarily represent costs included in net income related to our business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about this acquisition.
(4)Goodwill impairment charges recognized during the three and nine months ended February 22, 2025 were related to the On-Demand Talent, Consulting and, for the nine-month period only, Europe and Asia Pacific segments.
(5)    Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.
(6) The Company authorized the 2025 Restructuring Plan in December 2024. The 2023 U.S. restructuring plan was substantially completed during fiscal 2024.

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
Results of Operations
The following table sets forth our Consolidated Statements of Operations data for the three and nine months ended February 22, 2025 and February 24, 2024. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue (in thousands, except percentages).

	Three Months Ended				Nine Months Ended
	February 22, 2025	% of Revenue (1)	February 24, 2024	% of Revenue (1)	February 22, 2025	% of Revenue (1)	February 24, 2024	% of Revenue (1)

	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$129,438	100.0%	$151,307	100.0%	$411,991	100.0%	$484,603	100.0%
Direct cost of services	84,064	64.9%	95,299	63.0%	260,544	63.2%	298,118	61.5%
Gross profit	45,374	35.1%	56,008	37.0%	151,447	36.8%	186,485	38.5%
Selling, general and administrative expenses	51,189	39.5%	49,589	32.8%	151,404	36.7%	162,514	33.5%
Goodwill impairment	42,039	32.5%	—	—%	125,376	30.4%	—	—%
Amortization expense	1,407	1.1%	1,413	0.9%	4,461	1.1%	4,048	0.8%
Depreciation expense	464	0.4%	745	0.5%	1,466	0.4%	2,432	0.5%
(Loss) income from operations	(49,725)	(38.4%)	4,261	2.8%	(131,260)	(31.8%)	17,491	3.7%
Interest income, net	(106)	—%	(225)	(0.2%)	(469)	(0.1%)	(830)	(0.2%)
Other expense (income)	22	—%	(1)	—%	(50)	—%	(6)	—%
(Loss) income before income tax expense	(49,641)	(38.4%)	4,487	3.0%	(130,741)	(31.7%)	18,327	3.9%
Income tax (benefit) expense	(5,589)	(4.3%)	1,937	1.3%	(12,267)	(2.9%)	7,765	1.6%
Net (loss) income	$(44,052)	(34.0%)	$2,550	1.7%	$(118,474)	(28.8%)	$10,562	2.3%
(1)The percentage of revenue may not foot due to rounding.
Consolidated Operating Results – Three Months Ended February 22, 2025 Compared to Three Months Ended February 24, 2024

Revenue. Revenue decreased $21.9 million, or 14.5%, to $129.4 million in the third quarter of fiscal 2025 from $151.3 million in the third quarter of fiscal 2024. On a same-day constant currency basis, revenue decreased by $16.9 million, or 11.2%. The demand environment remained choppy and has not shown consistent signs of improving. Clients continued to be cautious and selective about moving forward with transformation projects or filling professional interim roles. In addition, the mid-week timing of both the Christmas and New Year's holidays caused a more significant impact on the third quarter revenue compared to the prior year fiscal quarter. Compared to the prior year quarter, billable hours decreased by 17.0%, while the average bill rate increased by 3.4% (or 4.2% on a constant currency basis). The year-over-year improvement in average bill rate is attributable to an ongoing focus on value-based pricing, and a shift in revenue mix towards higher value consulting projects. Additionally, average bill rates continue to reflect the global revenue mix, which currently includes a higher proportion of revenue generated in Asia Pacific, where bill rates are significantly lower than in the United States (“U.S.”) and Europe.
Direct Cost of Services. Direct cost of services decreased $11.2 million, or 11.8%, to $84.1 million for the third quarter of fiscal 2025 from $95.3 million in the third quarter of fiscal 2024. The decrease in direct cost of services was primarily attributable to a 17.0% decline in billable hours as a result of reduced client spending as noted above, while the average pay rate remained steady (or increased by 1.7% on a constant currency basis) during the quarter ended February 22, 2025 compared to the prior year quarter.
Direct cost of services as a percentage of revenue was 64.9% for the third quarter of fiscal 2025 compared to 63.0% for the third quarter of fiscal 2024. The increased percentage compared to the prior year quarter was primarily due to additional holiday pay on Thanksgiving in the third quarter of fiscal 2025. In addition, the mid-week timing of both the Christmas and New Year’s holidays caused lower utilization of our salaried consultants. These adverse impact was partially offset by an improved pay/bill ratio. We continue to seek improvement in the overall pay/bill ratio and indirect cost leverage through strategic pricing, while offering competitive compensation and benefits to our consultants to attract and retain the best talent in the marketplace.
The number of consultants on assignment at the end of the third quarter of fiscal 2025 was 2,514 compared to 2,765 at the end of the third quarter of fiscal 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $51.2 million, or 39.5% of revenue, for the third quarter of fiscal 2025 compared to $49.6 million, or 32.8% of revenue, for the third quarter of fiscal 2024. The $1.6 million increase in SG&A year-over-year was primarily driven by a $1.3 million increase in employee termination benefits associated with the December 2024 reduction in force, intended to enhance efficiencies through reduced costs and streamlined operations (the “2025 Restructuring Plan”), and a $1.1 million increase in computer software expenses primarily associated with our technology transformation initiative. These increases were partially offset by a $1.2 million decrease in employee compensation expense partially as a result of the reduction in force.
Management and administrative headcount was 722 at the end of the third quarter of fiscal 2025 and 830 at the end of the third quarter of fiscal 2024. Management and administrative headcount includes full time equivalent headcount for our seller-doer group, a consulting term for a professional who balances business development activities with billable work for clients, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full time equivalent management and administrative headcount.
Goodwill Impairment. During the third quarter of fiscal 2025, due to the slow recovery in business performance within the Company’s On-Demand Talent and Consulting segments, the Company conducted a goodwill impairment analysis and recorded a non-cash impairment charge of $42.0 million, which included $12.4 million for the On-Demand Talent segment and $29.6 million for the Consulting segment. See Note 6 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further information.

Income Taxes. Income tax benefit was $5.6 million, reflecting an effective tax rate of 11.3%, for the third quarter of fiscal 2025 compared to an income tax expense of $1.9 million, or an effective tax rate of 43.2%, for the third quarter of fiscal 2024. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The income tax benefit in the quarter ended February 22, 2025 was primarily attributed to the Company’s pretax loss. The lower effective tax rate in the third quarter of fiscal 2025 was due to the non-deductible portion of the goodwill impairment, coupled with the $2.2 million establishment of a valuation allowance on the Company’s UK entity. The higher effective tax rate in the third quarter of fiscal 2024 resulted largely from a lower pretax income base increasing the tax expense ratio.
We recognized a tax benefit of approximately $0.2 million and $0.1 million during the third quarter of fiscal 2025 and fiscal 2024, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and disqualifying dispositions by employees of shares acquired under the Company's Employee Stock Purchase Plan (“ESPP”).
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
Consolidated Operating Results – Nine Months Ended February 22, 2025 Compared to Nine Months Ended February 24, 2024
Revenue. Revenue decreased $72.6 million, or 15.0%, to $412.0 million for the nine months ended February 22, 2025 from $484.6 million for the nine months ended February 24, 2024. On a same-day constant currency basis, revenue for the nine months ended February 22, 2025 decreased by $70.7 million, or 14.6%, compared to the nine months ended February 24, 2024. The decrease is primarily due to reduced client spending across a majority of our markets, client segments and solution offerings as a result of the persistently challenging global macroeconomic environment. The time to close opportunities in the pipeline continued to be protracted, typical in a tougher macro environment when clients are more hesitant to spend on professional services. Billable hours decreased by 14.4% and the average bill rate decreased by 0.8% (or remained flat on a constant currency basis) from the nine months ended February 24, 2024.
Direct Cost of Services. Direct cost of services decreased $37.6 million, or 12.6%, to $260.5 million for the nine months ended February 22, 2025 from $298.1 million for the nine months ended February 24, 2024. The decrease in direct cost of services was primarily attributable to a 14.4% decline in billable hours as a result of reduced client spending as noted above while the average pay rate remained flat (or increased by 1.7% on a constant currency basis) in the nine months ended February 22, 2025 compared to the nine months ended February 24, 2024.

Direct cost of services as a percentage of revenue was 63.2% for the nine months ended February 22, 2025 compared to 61.5% for the nine months ended February 24, 2024. The increased percentage compared to the prior year period was primarily due to a 40 basis point increase (or 80 basis point increase on a constant currency basis) in the pay/bill ratio, lower utilization of salaried consultants and less favorable leverage on cost of services as a result of lower revenue.

Selling, General and Administrative Expenses. SG&A was $151.4 million, or 36.7% of revenue, for the nine months ended February 22, 2025 compared to $162.5 million, or 33.5% of revenue, for the nine months ended February 24, 2024. The $11.1 million decrease in SG&A year-over-year was primarily attributed to lower employee compensation expense of $9.2 million largely resulting from the restructuring plans and ongoing alignment of resource capacity to demand, a $3.4 million gain on the sale of the Irvine office building, and a decrease of $1.1 million of marketing expenses. These reductions were partially offset by an increase of $1.3 million in computer software and certain professional services fees, a $1.2 million increase in stock-based compensation expenses related to new equity awards granted, and a $1.0 million increase in costs related to acquisitions.

Goodwill Impairment. During the first quarter of fiscal 2025, the Company completed a goodwill impairment assessment concurrent with its segment change and concluded that the carrying value of the Europe and Asia Pacific segment was in excess of its fair value. As a result, the Company recorded a non-cash impairment charge of $3.9 million. During the second quarter of fiscal 2025, in light of a decline in the Company's market capitalization, along with slower than expected recovery in business performance within the Company’s On-Demand Talent segment and Europe and Asia Pacific segment, the Company conducted a goodwill impairment analysis and recorded a non-cash impairment charge of $79.5 million in the On-Demand Talent and Europe and Asia Pacific segments. During the third quarter of fiscal 2025, due to the slow recovery in business performance within the Company’s On-Demand Talent segment and Consulting segment, the Company conducted a goodwill impairment analysis and recorded a non-cash impairment charge of $42.0 million. See Note 6 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further information.

Income Taxes. Income tax benefit was $12.3 million, reflecting an effective tax rate of 9.4%, for the nine months ended February 22, 2025 compared to income tax expense of $7.8 million, or an effective tax rate of 42.4%, for the nine months ended February 24, 2024. We record tax expense based upon actual results versus a forecasted tax rate because of the volatility in our international operations that span numerous tax jurisdictions. The income tax benefit in the nine months ended February 22, 2025 was primarily attributed to the Company’s pretax loss. The lower effective tax rate in the nine months ended February 22, 2025 was due to the non-deductible portion of the goodwill impairment, coupled with the $2.2 million establishment of a valuation allowance on the Company’s UK entity. The higher effective tax rate in the nine months ended February 24, 2024 was attributed primarily to a nonrecurring increase in forfeiture of stock options, coupled with the capitalization of acquisition related costs for tax purposes.
The Company recognized a tax benefit of approximately $1.5 million and $1.3 million for the nine months ended February 22, 2025 and February 24, 2024, respectively, associated with the exercise of nonqualified stock options, vesting of RSAs, RSUs, PSUs, and disqualifying dispositions by employees of shares acquired under the ESPP.
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

The following table presents our operating results by segment for the three and nine months ended February 22, 2025 and February 24, 2024, respectively (in thousands, except percentages and average bill rates).

	Three Months Ended				Nine Months Ended
	February 22, 2025	% of Revenue (1)	February 24, 2024	% of Revenue (1)	February 22, 2025	% of Revenue (1)	February 24, 2024	% of Revenue (1)
Adjusted EBITDA:	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
On-Demand Talent	$2,567	5.5%	$7,341	11.4%	$10,731	7.0%	$24,560	11.5%
Consulting	5,914	11.2%	8,769	15.7%	23,390	13.9%	28,226	16.4%
Europe & Asia Pacific	841	4.5%	1,342	6.8%	2,549	4.5%	4,747	7.3%
Outsourced Services	1,493	15.9%	1,577	16.8%	4,434	15.7%	4,903	17.6%
All Other	(727)	(40.2%)	(244)	(10.6%)	(1,720)	(27.9%)	(707)	(9.8%)
Unallocated items (2)	(8,437)		(7,999)		(25,757)		(23,336)
Adjustments:
Stock-based compensation expense	(1,908)		(1,181)		(5,417)		(4,249)
Amortized ERP system costs (3)	(609)		—		(609)		—
Technology transformation costs (4)	(1,574)		(1,386)		(5,475)		(4,987)
Acquisition costs (5)	(492)		(156)		(2,296)		(1,282)
Goodwill impairment (6)	(42,039)		—		(125,376)		—
Gain on sale of assets (7)	—		—		3,420		—
Restructuring cost (8)	(2,905)		(1,643)		(3,157)		(3,898)
Amortization expense	(1,407)		(1,413)		(4,461)		(4,048)
Depreciation expense	(464)		(745)		(1,466)		(2,432)
Interest income, net	106		225		469		830
(Loss) income before income tax benefit (expense)	(49,641)		4,487		(130,741)		18,327
Income tax benefit (expense)	5,589		(1,937)		12,267		(7,765)
Net (loss) income	$(44,052)		$2,550		$(118,474)		$10,562
(1)Segment Adjusted EBITDA Margin is calculated by dividing segment Adjusted EBITDA by segment revenue.
(2) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.
(3) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to newly implemented Enterprise Resource Planning (ERP) system, which was recorded within Selling, General, and Administrative expenses on the Consolidated Statement of Operations.
(4) Technology transformation costs represent costs included in net income related to our initiative to upgrade its technology platform globally, including a cloud-based enterprise resource planning system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.
(5) Acquisition costs primarily represent costs included in net income related to our business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms.
(6) Goodwill impairment charges recognized during the three and nine months ended February 22, 2025 were related to the On-Demand Talent, Consulting, and, for the nine-month period only, Europe and Asia Pacific segments. See Note 6 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further discussion.
(7) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.
(8) The Company authorized the 2025 Restructuring Plan in December 2024. The 2023 U.S. restructuring plan was substantially completed during fiscal 2024.

Revenue by Segment

On-Demand Talent – Revenue in the On-Demand Talent segment declined by $17.1 million or 26.6%, to $47.1 million in the third quarter of fiscal 2025 compared to $64.2 million in the third quarter of fiscal 2024. The decline was primarily due to lower demand across solution areas amongst economic uncertainty, with billable hours decreasing by 24.8% and a 2.1% (or 1.4% on a constant currency basis) decline in average bill rate. Demand for interim support remained challenged in the third quarter due in part to the labor market trend with less talent movement across employers, which has historically been a generator for demand in this segment. For the nine months ended February 22, 2025, On-Demand Talent segment revenue decreased by $60.1 million or 28.2%, to $153.0 million compared to $213.1 million for the nine months ended February 24, 2024, primarily as a result of a 25.7% decrease in billable hours and a 2.8% (also 2.8% on a constant currency basis) decrease in average bill rate due to revenue mix weighing more heavily in Mexico.

Consulting – Revenue in the Consulting segment declined by $3.2 million or 5.8%, to $52.6 million in the third quarter of fiscal 2025 compared to $55.8 million in the third quarter of fiscal 2024. The decline was primarily due to an 18.8% decrease in billable hours, partially offset by a 12.8% (or 13.5% on a constant currency basis) increase in the average bill rate largely as a result of the Company’s value-based pricing initiative as well as a change in geographic revenue mix. Additionally, the current quarter results include the addition of Reference Point (acquired in the first fiscal quarter of 2025) which carries a significantly higher average bill rate. Reference Point contributed $4.0 million of revenue during the third fiscal quarter of 2025. For the nine months ended February 22, 2025, Consulting segment revenue decreased by $3.5 million or 2.0%, to $168.3 million compared to $171.7 million for the nine months ended February 24, 2024, primarily as a result of a 8.2% decrease in billable hours partially offset by a 6.3% (or 6.3% on a constant currency basis) increase in average bill rate. Reference Point contributed $11.5 million of revenue during the nine months ended February 22, 2025.

Europe and Asia Pacific – Revenue in the Europe and Asia Pacific segment declined by $1.1 million or 5.4%, to $18.6 million in the third quarter of fiscal 2025 compared to $19.6 million in the third quarter of fiscal 2024. The decline was primarily due to a 5.5% decrease in billable hours, which was offset by a 1.7% (or 5.2% on a constant currency basis) increase in the average bill rate largely as a result of the Company’s value-based pricing initiative as well as a change in geographic revenue mix. The regions continued to experience delays in decision making and project starts as clients sorted through their own organizational challenges amidst economic uncertainty. For the nine months ended February 22, 2025, Europe and Asia Pacific segment revenue decreased by $8.4 million or 13.0%, to $56.3 million compared to $64.7 million for the nine months ended February 24, 2024, primarily as a result of a 6.2% decrease in billable hours and a 6.5% (or 6.5% on a constant currency basis) decrease in average bill rate. Pricing competition remained fierce across the regions, from the Big 4 firms as well as local boutique firms. Additionally, this segment has seen a higher proportion of revenue in Asia Pacific in the third quarter of fiscal 2025, which carries significantly lower average bill rates.

Outsourced Services – Revenue in the Outsourced Services segment remained flat at $9.4 million compared to the prior year quarter. Both billable hours and average bill rates remained steady. For the nine months ended February 22, 2025, Outsourced Services segment revenue increased by $0.4 million or 1.5%, to $28.3 million compared to $27.9 million for the nine months ended February 24, 2024, primarily as a result of an 0.8% increase in billable hours while the average bill rate year-over-year remained flat.

All Other – Revenue in the All Other segment declined by $0.5 million or 21.7% to $1.8 million in the third quarter of fiscal 2025 compared to $2.3 million in the prior year quarter. The billable hours decreased by 31.9%, partially offset by an increase in average bill rate by 6.1%, partially due to lower fee discounts. For the nine months ended February 22, 2025, All Other segment revenue decreased by $1.1 million or 14.7%, to $6.2 million compared to $7.2 million for the nine months ended February 24, 2024. The billable hours decreased by 26.7% partially offset by an increase in average bill rate by 15.9%.
Adjusted EBITDA by Segment
On-Demand Talent – The On-Demand Talent segment’s Adjusted EBITDA decreased by $4.8 million or 65.0%, to $2.6 million for the third quarter of fiscal 2025, compared to $7.3 million for the third quarter of fiscal 2024. Compared to the prior year quarter, revenue decreased $17.1 million for the third quarter of fiscal 2025, which was partially offset by the decrease in the related cost of services of $10.3 million. Additionally, SG&A costs decreased by $2.0 million for the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 primarily due to a decrease in employee compensation expense.

For the nine months ended February 22, 2025, the On-Demand Talent segment’s Adjusted EBITDA decreased by $13.8 million or 56.3%, to $10.7 million, compared to $24.6 million for the nine months ended February 24, 2024. Compared to the prior year period, revenue decreased by $60.1 million, which was partially offset by the decrease in the related cost of services of $35.9 million. Additionally, SG&A costs decreased by $10.3 million for the nine months ended February 22, 2025 as compared to the nine months ended February 24, 2024 primarily due to decreases in employee compensation expense.

Consulting – The Consulting segment’s Adjusted EBITDA decreased by $2.9 million or 32.6%, to $5.9 million for the third quarter of fiscal 2025, compared to $8.8 million for the third quarter of fiscal 2024. Compared to the prior year quarter, revenue decreased by $3.2 million, which was partially offset by the decrease in the related cost of services of $0.6 million. Additionally, SG&A costs increased by $0.2 million for the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 primarily due to an increase in general and administrative expenses.

For the nine months ended February 22, 2025, the Consulting segment’s Adjusted EBITDA decreased by $4.8 million or 17.1%, to $23.4 million, compared to $28.2 million for the nine months ended February 24, 2024. Compared to the prior year period, revenue decreased by $3.5 million and the related cost of services increased by $2.3 million compared to the prior year period. Partially offsetting the adverse impact from revenue and cost of services, SG&A costs decreased by $1.0 million for the nine months ended February 22, 2025 as compared to the nine months ended February 24, 2024 primarily due to the decrease in employee compensation expense.
Europe & Asia Pacific – The Europe & Asia Pacific segment’s Adjusted EBITDA decreased by $0.5 million or 37.3%, to $0.8 million for the third quarter of fiscal 2025, compared to $1.3 million for the third quarter of fiscal 2024. Compared to the prior year quarter, revenue decreased $1.1 million, which was partially offset by the decrease in the related cost of services of $0.4 million. Additionally, SG&A costs decreased by $0.2 million for the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024 primarily due to decreases in business expenses.
For the nine months ended February 22, 2025, the Europe & Asia Pacific segment’s Adjusted EBITDA decreased by $2.2 million or 46.3%, to $2.5 million, compared to $4.7 million for the nine months ended February 24, 2024. Compared to the prior year period, revenue decreased $8.4 million, which was partially offset by the decrease in the related cost of services of $4.7 million. Additionally, SG&A costs decreased by $1.5 million for the nine months ended February 22, 2025 as compared to the nine months ended February 24, 2024 primarily due to decreases in employee compensation expense.

Outsourced Services – The Outsourced Services segment’s Adjusted EBITDA of $1.5 million in the third quarter of fiscal 2025 remained relatively flat compared to the third quarter of fiscal 2024.

For the nine months ended February 22, 2025, the Outsourced Services segment's Adjusted EBITDA declined by $0.5 million or 9.6%, to $4.4 million compared to $4.9 million for the nine months ended February 24, 2024 due to an increase in cost of services.
All Other – The All Other segment's Adjusted EBITDA declined by $0.5 million or 198.0% to $(0.7) million compared to $(0.2) million for the third quarter of fiscal 2024 due to lower revenue performance.
For the nine months ended February 22, 2025, the All Other segment declined by $1.0 million or 143.3%, to $(1.7) million compared to $(0.7) million for the nine months ended February 24, 2024 due to lower revenue performance.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities, our $175.0 million senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. During the nine months ended February 22, 2025, we generated positive cash flow from operations and have generated positive cash flows from operations on an annual basis since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of February 22, 2025, we had $72.5 million of cash and cash equivalents, including $39.2 million held in international operations.
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
Future borrowings under the Credit Facility bear interest at a rate per annum of either, at our election, (i) Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the Credit Agreement), plus a margin of 0.25% to 1.00% with the applicable margin depending on our consolidated leverage ratio. In addition, we pay an unused commitment fee on the average daily unused portion of the Credit Facility, which ranges from 0.20% to 0.30% depending upon our consolidated leverage ratio. As of February 22, 2025, we had no debt outstanding under the Credit Facility and up to $173.5 million of potential remaining capacity under the Credit Facility subject to the terms of the Credit Agreement and related financial covenants.

On December 31, 2024, the parties entered into a first amendment to the Credit Agreement to waive an event of default related to the consolidated interest coverage ratio under the Credit Agreement and to amend certain definitions under the Credit Agreement to exclude the impact of goodwill impairments recognized in the first and second quarters of fiscal 2025.

On March 28, 2025, the parties entered into a second amendment to the Credit Agreement to waive an event of default related to the consolidated interest coverage ratio under the Credit Agreement and to amend certain definitions under the Credit Agreement to exclude the impact of goodwill impairments recognized in the first, second and third quarters of fiscal 2025.
The Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the Credit Facility is included in Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (our wholly owned subsidiary), as borrower, and we, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at a loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of February 22, 2025, we had no debt outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2025 Strategic Focus Areas” above, required significant investments over multiple years. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. As of February 22, 2025, we capitalized $21.6 million related to the technology platform initiative. We went live on the new technology platform in most of North America in December 2024 and we are currently working on the implementation timing and roadmap to rollout to our Europe and Asia Pacific regions. We believe our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will provide sufficient funds for these initiatives. As of February 22, 2025, we have non-cancellable purchase obligations totaling $8.2 million, which primarily consists of payments pursuant to the licensing arrangements that we have entered into in connection with the technology platform initiative: $0.5 million due during fiscal 2025; $4.1 million due during fiscal 2026; $2.6 million due during fiscal 2027; $1.0 million due during fiscal 2028; and zero due thereafter.

In addition, we pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our board of directors. Most recently, on March 14, 2025 we paid a dividend of $0.14 per share of our common stock to stockholders of record at the close of business on February 14, 2025. Continuation of the quarterly dividend is at the discretion of the board of directors and depends upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Credit Facility and other agreements, and other factors deemed relevant by our board of directors.

We entered into a Membership Interest Purchase Agreement, dated as of March 27, 2024, and as amended and restated as of June 30, 2024 (the “Reference Point MIPA”) with Reference Point and the sole member of Reference Point, pursuant to which we acquired 100% of the membership interests of Reference Point. During the first quarter of fiscal

2025, we paid total cash consideration of $23.0 million (net of $0.2 million cash acquired). See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further information.
As described under “Market Trends and Uncertainties” above, uncertain macroeconomic conditions including ambiguity around interest rates, softening labor markets, fluctuations in currency exchange rates, recent government and policy changes implemented in the United States, and tariff actions and uncertainties related to trade wars have created significant uncertainty in the global economy, volatility in the capital markets, and recessionary pressures, which have adversely impacted, and may continue to adversely impact, our financial results, operating cash flows, and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making additional strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.
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
Operating Activities
Operating activities for the nine months ended February 22, 2025 provided cash of $2.1 million compared to $18.8 million of cash provided for the nine months ended February 24, 2024. The cash provided by operations for the nine months ended February 22, 2025 was primarily driven by a net loss of $118.5 million, offset by non-cash adjustments of $121.1 million (primarily due to the non-cash goodwill impairment). In addition, the changes in operating assets and liabilities amounted to a net cash outflow of $0.4 million, driven by a $5.8 million increase in prepaid expenses and other current assets, a $2.0 million decrease in accounts payable and other accrued expenses, a $1.6 million increase in prepaid income taxes, and a $1.3 million increase in other assets largely related to the investments in our technology implementation, partially offset by a $7.4 million decrease in trade accounts receivable, a $1.6 million increase in other liabilities, and a $1.2 million increase in accrued salaries and related obligations, mainly due to the timing of our pay cycle.
In the nine months ended February 24, 2024, cash provided by operations resulted from net income of $10.6 million and non-cash adjustments of $12.9 million. Additionally, in the nine months ended February 24, 2024, net unfavorable changes in operating assets and liabilities totaling $4.8 million, which primarily consisted of a $18.0 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during the nine months ended February 24, 2024, a $8.1 million increase in other assets largely related to the investments in our technology implementation, a $3.6 million increase in prepaid income taxes, and a $2.3 million increase in prepaid expenses and other current assets, and a $1.3 million decrease in other liabilities. These unfavorable changes are partially offset by an $26.1 million decrease in trade accounts receivable, a $2.5 million increase in accounts payable and other accrued expenses.
Investing Activities

Net cash used in investing activities was $13.1 million for the nine months ended February 22, 2025 compared to $8.4 million for the nine months ended February 24, 2024. Net cash used in investing activities for the nine months ended February 22, 2025 was primarily related to $23.0 million of net cash used towards the acquisition of Reference Point and $2.4 million of cash used for the development of internal-use software and acquisition of property and equipment, partially offset by the $12.3 million in net proceeds from the sale of the Irvine office building. Net cash used in investing activities in the nine months ended February 24, 2024 was primarily related to the $7.4 million acquisition of CloudGo and $1.0 million of costs incurred for the development of internal-use software and acquisition of property and equipment.
Financing Activities
Net cash used in financing activities totaled $23.1 million in the nine months ended February 22, 2025 compared to $13.0 million in the nine months ended February 24, 2024. Net cash used in financing activities during the nine months ended February 22, 2025 consisted of $13.0 million to purchase 1,382,820 shares of common stock on the open market and cash dividend payments of $14.0 million; these uses were partially offset by $3.9 million in proceeds received from ESPP share purchases. Net cash used in financing activities during the nine months ended February 24, 2024 consisted of cash dividend payments of $14.1 million and $5.0 million to purchase 353,858 shares of common stock on the open market; these uses were partially offset by $6.1 million in proceeds received from ESPP share purchases and employee stock option exercises.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the Credit Facility that bear interest at a variable market rate.
As of February 22, 2025, we had approximately $72.5 million of cash and cash equivalents. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
As of February 22, 2025, we had no outstanding debt under our Credit Facility. We are exposed to interest rate risk related to fluctuations in the term SOFR rate and, to a lesser extent, the loan prime rate on the Beijing Revolver. See “Liquidity and Capital Resources” above and Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our Credit Facility and the Beijing Revolver. To the extent that there is a significant increase in the level of borrowings, a sharp rise in interest rate could have a material impact on our consolidated financial position or results of operations.
Foreign Currency Exchange Rate Risk. For the nine months ended February 22, 2025, approximately 18.3% of our revenues were generated outside of the U.S. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.
Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 45.9% of our balances of cash and cash equivalents as of February 22, 2025 were denominated in U.S. dollars. The remaining amount of approximately 54.1% was comprised primarily of cash balances translated from Euros, British Pound Sterling, Japanese Yen, Canadian Dollar, Chinese Yuan, Indian Rupee, and Mexican Pesos. This compares to approximately 59.2% of our cash and cash equivalents balances as of May 25, 2024 that were denominated in U.S. dollars and approximately 40.8% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Mexican Pesos, Chinese Yuan, Canadian Dollar, Indian Rupee and British Pound Sterling. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.
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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 22, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 22, 2025.

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

Remediation of Material Weakness

With oversight from the audit committee of our board of directors (the “Audit Committee”), management has executed on its remediation plans during the second and third quarter of fiscal 2025, to address the material weakness described in the Material Weakness in Internal Control over Financial Reporting section above and to improve our internal control over financial reporting as noted below. We took the following remedial actions beginning in the second quarter of fiscal 2025 to improve controls and procedures:

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

As of the filing of this Form 10-Q, the material weakness described above has been remediated. Management implemented remedial actions and tested the relevant controls to confirm their design and operational effectiveness. Based on this assessment, management concluded that the material weakness has been fully addressed.

Changes in Internal Control over Financial Reporting

During the quarter ended February 22, 2025, we implemented a new Enterprise Resource Planning (ERP) system, replacing legacy systems that had supported a significant portion of our transaction origination, processing, and recording. We updated our internal control over financial reporting, as necessary, to accommodate related changes in our financial management processes resulting from this implementation. While we believe that this new system will ultimately enhance the effectiveness of our internal control over financial reporting, there are inherent risks in implementing a new ERP system. Accordingly, we will continue to evaluate the design and operating effectiveness of these controls.

Except for the ERP system implementation and the remediation measures described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended February 22, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides information regarding purchases by us of our common stock for the three months ended February 22, 2025. All shares were repurchased pursuant to the Stock Repurchase Programs as described in footnote (1) below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 24, 2024 — December 21, 2024	-	$-	-	$82,246,187
December 22, 2024 — January 18, 2025	139,865	$8.47	139,865	$81,061,620
January 19, 2025 — February 22, 2025	214,640	$8.45	214,640	$79,247,018
Total November 24, 2024 — February 22, 2025	354,505	$8.46	354,505	$79,247,018
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
ITEM 5. OTHER INFORMATION.
Insider Trading Arrangements
None.
Amendment to Credit Agreement
On November 12, 2021, the Company and Resources Connection LLC, as borrowers, and all of the Company’s other domestic subsidiaries, as guarantors, entered into a credit agreement with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “Credit Agreement”). On March 28, 2025, the parties entered into an amendment to the Credit Agreement to waive an event of default related to the consolidated interest coverage ratio under the Credit Agreement and to amend certain definitions under the Credit Agreement to exclude the impact of goodwill impairments recognized in the first, second and third quarters of fiscal 2025. The Company had no debt outstanding under the Credit Facility as of February 22, 2025. See Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
10.1*
Second Amendment to Credit Agreement and Waiver, dated as of March 28, 2025, among Resources Connection, Inc., Resources Connection LLC, as borrowers, Sitrick Group, LLC, Veracity Consulting Group, LLC, and Reference Point LLC, as guarantors, and Bank of America, N.A., as administrative agent for the lenders.

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
101*
The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended February 22, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 3, 2025	/s/ KATE W. DUCHENE

Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: April 3, 2025	/s/ JENNIFER RYU

Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)