Form 10-K
period 2025-05-31
RESOURCES CONNECTION, INC.
filed 2025-07-28
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2025
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒
As of November 22, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $259,589,573 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market).
As of July 18, 2025, there were approximately 33,339,883 shares of common stock, $0.01 par value, outstanding.
________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Annual Report on Form 10-K, “Resources Global Professionals,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal year ended May 31, 2025 consisted of 53 weeks. The fiscal years ended May 25, 2024, and May 27, 2023 each consisted of 52 weeks.
FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expectations regarding our operating segments, expectations regarding the macroeconomic environment, expected costs and liabilities, business strategies, growth strategies and initiatives, acquisition strategies, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “forecast,” “future,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” “strategy,” “target,” or “will” or similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” or the negative of these terms or other comparable terminology. In this Annual Report on Form 10-K, such statements include statements regarding our growth, operational and strategic plans.
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

PART I
ITEM 1.    BUSINESS.
Overview
Resources Global Professionals (“RGP”) is a professional services firm based in Dallas, Texas (with offices worldwide) focused on delivering flexible and high impact solutions to businesses through strategic and execution consulting, on-demand resourcing, and fully outsourcing services. As a next-generation human capital partner for our clients, we are a trusted partner to the C suite, specializing in navigating complex business challenges typically precipitated by business and technology transformation, strategic transactions, or regulatory compliance. Our engagements are designed to leverage a combination of bench and agile talent that are highly experienced to deliver practical solutions and more impactful results that power our clients’, employees’ and partners’ success.
We attract top-caliber professionals with in-demand skill sets who seek a workplace environment characterized by choice and control, collaboration and human connection. The trends in today’s marketplace favor flexibility and agility as businesses confront transformation pressures and skilled labor shortages even in the face of protracted economic uncertainty. Our client engagement and talent delivery model offer speed and agility, strongly positioning us to help clients transform their businesses and workforce approach.
We serve more than 1,600 clients around the world with approximately 3,100 professionals collectively engaged from 41 physical practice offices and multiple virtual offices. Headquartered in Dallas, Texas, we are proud to have served 88% of the Fortune 100 as of May 2025.
Business Segments
During the first quarter of fiscal 2025, the Company reorganized the Company’s business by forming multiple discrete operational business units. To align the new operating model and financial reporting, the Company made management organizational changes and implemented new reporting modules and processes to provide discrete information to manage the business. During the first quarter of fiscal 2025, the Company completed its assessment of the Company's operating segments and identified the following newly defined operating segments:

•On-Demand Talent – this segment provides businesses with a go-to source for bringing in experts to fill resource gaps when they need them.

•Consulting – this segment drives transformation across people, processes and technology across domain areas including accounting and finance, technology and digital, risk and compliance and supply chain transformation.

•Europe & Asia Pacific – is a geographically defined segment that offers both on-demand and consulting services to clients throughout Europe and Asia Pacific.

•Outsourced Services – operating under the Countsy by RGPTM brand, this segment offers finance, accounting and human resources (“HR”) services provided to startups, spinouts and scale-up enterprises, utilizing a technology platform and fractional team.

•Sitrick – a crisis communications and public relations firm that provides corporate, financial, transactional and crisis communication and management services.
Each of these segments reports through a separate segment manager to the Company’s Chief Executive Officer and Chief Operating Officer, who are collectively designated as the Company's Chief Operating Decision Maker (“CODM”) for segment reporting purposes. The Company's reportable segments are comprised of On-Demand Talent, Consulting, Europe & Asia Pacific, and Outsourced Services. Sitrick does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed under the “All Other” segment. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment.
Recent Acquisitions
On July 1, 2024 the Company completed the acquisition of Reference Point LLC (“Reference Point”), a U.S.-based advisory firm that focuses on strategy, risk, regulatory, and technology transformation services for financial institutions. From the date of acquisition, Reference Point has been reported within the Consulting Services operating segment. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements for further discussion.
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
Organizations use a mix of alternative resources to execute initiatives and projects. Some companies rely solely on their own employees who may lack the requisite time, experience or skills for specific projects. Other companies may outsource entire projects to consulting firms, which provides them access to the expertise of the firm but often entails significant cost, insufficient management control of the project and a lack of ultimate ownership at project completion. As a more cost-efficient alternative, companies sometimes use temporary employees from traditional and internet-based staffing firms, although these employees may be less experienced or less qualified than employees from professional services firms. Finally, companies can supplement their internal resources with employees from agile consulting or other traditional professional services firms, like RGP. The use of project consultants as a viable alternative to traditional accounting, consulting, and law firms allows companies to:
•Strategically access specialized skills and expertise for projects of set durations;
•Engage the very best expert talent across regions and geographies;
•Be nimble and mobilize quickly;
•Blend independent and fresh points of view;
•Effectively supplement internal resources;
•Increase labor flexibility; and
•Reduce overall hiring, training and termination costs.
Supply of Project Consultants
Based on our review of labor market dynamics and discussions with our consultants, we believe that there is sustained demand among professionals seeking to work on an agile basis due to a desire for:
•More flexible hours and work arrangements, coupled with an evolving professional culture that offers competitive wages and benefits;
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
•Flexible engagement models to meet clients where they need us, whether it's embedded expertise, strategic and execution oriented consulting or fully outsourced solutions;
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
RGP’s Strategic Priorities
Our Business Strategy
We are dedicated to serving our clients with flexible engagement models and highly qualified and experienced talent in support of projects and initiatives in a broad array of functional areas, including:
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

•Deepen our consulting capabilities and establish consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and deliver an integrated, relationship-based approach to meeting those needs. Client relationships and needs are addressed from a client-centric, not geographic, perspective. Our team regularly meets with our existing and prospective clients to understand their business issues and identify tailored solutions to meet the clients’ objectives, whether it’s resourcing with highly skilled experts or strategic consulting with RGP's specific points of view. We believe that by establishing relationships with our clients to solve their professional service needs, we are more likely to identify new opportunities to serve them. The strength and depth of our client relationships is demonstrated by the 78% retention rate of our top 100 clients over the last five fiscal years.

•Build the RGP brand. We have historically built our brand through the consistent and reliable delivery of high-quality, value-added services to our clients as well as a significant referral network of approximately 2,400 consultants and approximately 700 management and administrative employees as of May 31, 2025. In recent years, we have invested in global, regional and local marketing and brand building and activation efforts that reinforce our brand. In fiscal 2025, we launched a brand refresh to clarify what we do, who we serve, when to engage us, and the impact we deliver, reflected across our updated digital properties to enhance understanding of our full capabilities and client value.

We expect to continue to engage in these efforts in the upcoming fiscal year. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand.
Our Growth Strategy
Since inception, our growth has been primarily organic with certain strategic acquisitions along the way that augmented our geographic presence or solution offerings. We believe we have significant opportunity for continued organic growth in our core business as well as through strategic and highly targeted acquisitions. Key elements of our growth strategy include:

•Increase penetration of existing client base. A principal component of our strategy is to secure additional work from the clients that we serve. Based on discussions with our clients, we believe that the amount of revenue that we currently generate from many of our clients represents a relatively small percentage of the total amount that they spend on professional services. We believe our clients may increase that spend as businesses adopt a more agile workforce strategy. We believe that by continuing to deliver high-quality services and by deepening our relationships with our clients, we can capture a significantly larger share of our clients’ professional services budgets. We maintain our Strategic Client Account program to serve a number of our largest clients with dedicated global account teams. We have and will continue to expand the Strategic Client Account program by taking a more client-centric and borderless approach to serving these clients. In addition to serving our largest clients with a differentiated focus, we also segment our clients by industry verticals. We believe this focus enhances our opportunity to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients. The Strategic Client Account and Industry Vertical programs have been key drivers for our revenue and business development.

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

•Optimize service offerings with a focus on digital capabilities. We continue to evolve and optimize our portfolio of professional service offerings, and when appropriate, consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as digital transformation, finance transformation, accounting regulations, internal audit and compliance, healthcare compliance, integration and divestitures, and supply chain management. We continuously identify project opportunities we can market at a broader level with our talent, tools and methodologies and commercialize into solution offerings. When evaluating new or existing solution offerings to invest in, we consider (among other things) profitability, cross-marketing opportunities, buyer personas, competition, growth potential and cultural fit. We offer valuable digital consulting services, particularly related to experience and automation. With our acquisition of Reference Point in July 2024, we expanded our tailored technology and data modernization offerings to our many financial services industry clients. Customer experience and employee and workspace experience continue to be growing themes in the marketplace and within our client portfolio. The need for automation and self-service has also been an increasing trend. We will continue to focus on expanding our technology and digital consulting capabilities and their geographic reach to drive growth in the business by capturing the market demand and opportunities.

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

•Engage in strategic acquisitions. Our acquisition strategy is to engage in targeted M&A efforts that are designed to complement our core service offerings and enhance our consulting capabilities that are in line with market demands and trends. Our acquisition of CloudGo, now integrated into our Consulting practice, expanded our ServiceNow capabilities as well as our ServiceNow footprint in the Asia Pacific region. In addition, as noted above, our acquisition of

Reference Point in July 2024 has allowed us to expand our offerings to clients within the financial services industry. We will continue to seek acquisition opportunities to augment and expand the breadth and depth of our digital and other core capabilities.
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
•Outsourced Services. We offer outsourced finance, accounting and HR services to startups, spinouts and scale-up enterprises, utilizing a technology platform and fractional team.
•Crisis Communication Services. Through Sitrick, we provide corporate, financial, transactional and crisis communication and management services.
Human Capital Management
Our internal employees and consultants represent our greatest asset and operate together to provide the highest quality of service to our clients. As of May 31, 2025, we had 3,055 employees, including 687 management and administrative employees and 2,368 consultants. Our employees are not covered by any collective bargaining agreements.
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
We strive to earn the trust of our clients, employees, and the communities we serve by operating a legal, ethical and trustworthy manner. Our corporate policies and structure allow our employees, executives and board to lead with integrity and transparency. Along with our core values, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth the standards our employees and board members must adhere to at all times in the execution of their duties. Our Code of Conduct covers topics such as honest and candid conduct, conflicts of interest, protecting confidential information, anti-corruption, compliance with laws, rules and regulations, fair dealing, equal opportunities and non-harassment, maintaining a safe workplace, and the reporting of violations. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner and also provides direction for reporting complaints in the event of alleged violations of our policies (including through an anonymous hotline).
Inclusion and Belonging

At RGP, we aim to create a workplace where people feel valued and supported. We believe our success comes from building teams with unique skills, perspectives and backgrounds. We offer three employee resource groups (“ERGs”) open to all employees — Women in Leadership, Multicultural, and Interfaith ERGs—which are voluntary, employee-led groups that are dedicated to fostering an inclusive work environment.
In fiscal 2025, we continued our charitable giving matching fund with company matching contributions upwards of $100,000. Since fiscal 2021, we have supported approximately 250 unique charitable organizations with over $500,000 in contributions. We also encourage our employees' community involvement through our Spirit of Volunteerism Initiative, which supports causes important to employees. We are committed to fostering growth, community and connections both inside and outside of RGP.

Employee Wellbeing and Resilience
Employee safety and wellbeing is of paramount importance to us. Our Global Business Continuity Team continued to improve our disaster preparedness plans and implement strategies to manage the health and security of our employees, business continuity, client confidence, and excellent customer service.
To promote employee wellbeing and collaboration, we continued to offer a hybrid work policy, where employees are invited to work collaboratively with colleagues in the office and are permitted to work remotely as desired. Our goal is to help every human in our workforce maintain a positive, productive and connected work experience. We provide productivity and collaboration tools and resources for employees working remotely. During fiscal 2025, we also enhanced and promoted programs to support our employees’ physical and mental wellbeing, including the launch of a wellness app, YuLife, to all U.S. employees. This gamified app is designed to promote healthy habits by rewarding employees for walking, cycling, meditating and brain training. We continue to support physical, mental and financial wellness through communications and webinars. Our You Matter recognition program is ongoing and allows employees to share gratitude and kudos for colleagues. We also offer an Employee Assistance Program for U.S. employees and a Global Workforce Support Program for our international employees. Both programs provide resources to support personal and family health and wellbeing.
Building Strong Leaders and Talent Management
Strong “human leadership” is critical to fostering employee engagement and positioning employees to perform at their best. We offer “Leadership U” to foster leadership development, peer mentorship opportunities and to support the building and maintenance of high-performing teams. In fiscal 2025, we saw a continued and strengthened desire from employees seeking authentic, empathetic and adaptive behaviors from their leaders. For these reasons, we invest in the ongoing professional development of our employees and leaders. We designed and delivered curated programs such as “Leadership U” to onboard and acclimate employees to the business and promote personal, professional and leadership growth.
Successful talent development starts with hiring the right people. We seek to recruit and hire candidates that demonstrate skills and competencies that align with our core values and that have an aptitude to further develop and expand those capabilities. After onboarding, our Life + Learning team remains committed to providing employees with training and development opportunities to allow our employees to progress in their careers. We offer newly hired employees the opportunity to participate in our “RGP U” program to accelerate and support their integration into our organization. This program gives our new hires a connected cohort to drive a sense of belonging early in their career at RGP and offers their leaders a more efficient use of individual coaching time with new employees. We also offer “RGP U Consultant” to ensure strong connectivity and supported success in a consultant’s first year with RGP. Additionally, we offer a Sales Effectiveness curriculum focused on deepening sales and client service acumen and effectiveness.
In addition, we continued to invest in the professional development and growth of our employees as we focused on employee experience, effectiveness, upskilling and reskilling in a changing work environment. This support was focused and delivered to all employees with emphasis in the areas of leadership development, on-boarding, functional/technical learning and digital fluency. We continued to actively engage with our internal leaders by integrating wellness and leadership development topics into our quarterly senior leadership meetings. We also conducted intentional leader listening forums and mentorship programs to help guide our leaders during fiscal 2025.
Compensation and Benefits
We provide a competitive compensation and benefits program to attract and reward our employees. In addition to salaries or hourly rates, our eligible employees, including our consultants, are offered participation in a comprehensive benefits program (based on location) including: paid time off and holidays, group medical and dental programs, a basic term life insurance program, health savings accounts, flexible spending accounts, a 401(k) retirement plan, contributions to statutory retirement programs, the 2019 Employee Stock Purchase Plan, as amended (“ESPP”), which enables employees to purchase shares of our stock at a discount, and an employee assistance program. In addition, eligible management and administrative employees may participate in annual cash incentive programs or receive stock-based awards. We also allow eligible consultants in the U.S. to maintain continuation of benefits for 90 days following the completion of a consulting project.
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
During fiscal 2025, we also continued our “You Matter” digital global employee recognition and appreciation program. You Matter includes service awards to acknowledge key milestones, including employment anniversaries and hours of service. This program provides all employees with the ability to both give and receive recognition, contributing to our culture of gratitude and excellence.
Clients
We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2025, we served more than 1,600 clients in 32 countries. Our revenues are not concentrated with any particular client. No single client accounted for more than 10% of revenue for the 2025, 2024 or 2023 fiscal years. In fiscal 2025, our 10 largest clients accounted for approximately 22% of our revenue.
Operations
We generally provide our professional services to clients at a local level, with the oversight of our revenue team (including market or account leaders) and engagement leaders when delivering solutions on consulting projects. The revenue team in each market, in collaboration with subject matter experts in the consulting business, are responsible for new client acquisition, expanding client relationships, ensuring client satisfaction throughout engagements, coordinating services for clients on a national and international level and maintaining client relationships post-engagement. Market or account revenue leadership and their teams identify, develop and close new and existing client opportunities, often working in a coordinated effort with other markets on multi-national/multi-location proposals. While the majority of our client relationships are driven at a local market level, our Strategic Client Accounts, which are comprised of approximately 20 accounts, are led by account leaders responsible for relationships across markets and who are specifically tasked with growing our global relationships in these key accounts.
Market or account level leadership works closely with our talent management team to identify, hire and cultivate a relationship with seasoned professionals that fit our clients' needs. Our consultant recruiting efforts are regionally and nationally based, depending upon the skill sets required and our clients' preference for local talent. Recognizing the complexity of multinational client relationships, we've also utilized a hybrid approach that leverages the strengths of both local relationships and global delivery. We utilize a Borderless Talent model and seek to provide borderless solutions, anytime, anywhere, bringing the best talent to meet our clients’ business needs, based on expected outcome, not zip code. In addition, in order to meet our clients where they need us and expand our reach for in-demand talent and skill sets, we operate global delivery centers in India and the Philippines. We often blend our delivery teams with talent across the globe to maximize the impact we deliver to our clients.
Our consulting business is organized by practice areas. Each practice has team members with deep subject matter expertise who focus on a combination of sales pursuit (in collaboration with the revenue team), project delivery/oversight and solution development.
We believe our ability to deliver professional services successfully to clients is dependent on our leaders in the field working together as a collegial and collaborative team. To build a sense of team spirit and increase camaraderie among our leaders, we have a program for field personnel that awards annual incentives based on specific agreed-upon goals focused on the performance of the individual and performance of the Company. We also share across the Company and with new team members the best and most effective practices of our highest achieving offices, consulting practices and accounts. New leadership also spends time in other markets or otherwise partners with experienced personnel to understand how best to serve current clients, expand our presence with prospects and identify and recruit highly qualified consultants, among many other important skills. This allows the veteran leadership to share their success stories, foster our culture with new team members and review specific client and consultant development programs. We believe these team-based practices enable us to better serve clients who prefer a centrally organized service approach.

We provide administrative, marketing, finance, HR, information technology (“IT”), legal and real estate support throughout our U.S. offices. We also have a business support operations center in our Utrecht, Netherlands office to provide centralized finance, HR, IT, payroll and legal support to our European offices. These centralized functions minimize the administrative burdens on our front office market leaders and enable operational efficiency and scalability throughout the enterprise.
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
We compete for clients based on the quality of professionals we bring to our clients, the knowledge base they possess, our ability to mobilize the right talent quickly, the effectiveness of our solutions, the scope and price of services, and the geographic reach of services. We believe our attractive value proposition, consisting of our diversified and relevant solution offerings, highly qualified consultants, relationship-oriented approach, delivery model (agile, bench and offshore) and professional culture, enables us to compete effectively in the marketplace.
Regulatory Environment

Our operations are subject to regulations by federal, state, local and professional governing bodies and laws and regulations in various foreign countries, including, but not limited to: (a) licensing and registration requirements and (b) regulation of the employer/employee relationship, such as worker classification regulations, wage and hour regulations, tax withholding and reporting, immigration/H-1B visa regulations, social security and other retirement, anti-discrimination, and employee benefits and workers’ compensation regulations. Our operations could be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll and benefits, tax and accounting, employment, worker classification and data privacy which could materially affect our capital expenditures, earnings and/or competitive position. Due to the complex regulatory environment that we operate in, we remain focused on compliance with governmental and professional organizations’ regulations. For more discussion of the potential impact that the regulatory environment could have on our financial results, refer to Item 1A “Risk Factors.”
Available Information
Our principal executive offices are located at 15950 North Dallas Parkway, Suite 330, Dallas, Texas 75248. Our telephone number is (214) 777-0600 and our website address is https://www.rgp.com. The information set forth in our website does not constitute part of this Annual Report on Form 10-K. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC electronically. These reports are maintained on the SEC’s website at https://www.sec.gov.
A copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports may also be obtained free of charge on the Investor Relations page of our website at https://rgp.com/ir/sec-filings/ as soon as reasonably practicable after we file such reports with the SEC.

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
We are exposed to the risk of an economic downturn or deterioration of general macroeconomic conditions, including slower growth or recession, inflation, or decreases in consumer spending power or confidence, which could have a significant impact on our business, financial condition, and results of operations. Recent inflationary conditions and high interest rates, geopolitical conflicts as further discussed below and increasing diplomatic and trade friction, including as a result of new and increased tariffs imposed by the U.S. against China, Mexico, Canada and other countries, pandemics or public health crises, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions within some regions and countries in which we operate, including concerns about a potential U.S. and/or global recession. These disruptions and uncertainties have led, and may continue to lead, to reluctance on the part of some companies to spend on discretionary projects. Deterioration of or prolonged uncertainty related to the global economy or tightening credit markets, including as a result of tariffs or other import restrictions, could cause some of our clients, particularly those reliant on global supply chains, to experience liquidity problems or other financial difficulties and could further reduce the demand for our services and adversely affect our business in the future.
The military incursion by Russia into Ukraine and conflict and unrest in the Middle East could continue to create global economic and market uncertainty in a manner that could adversely affect our operations. Wars divert international trade and capital flows, disrupt global supply chains, delay companies’ investment and hiring and erode consumer confidence, and periods of elevated geopolitical risks have historically been associated with negative effects on global economic activity. Although none of our operations are in Russia, Ukraine or areas of the Middle East experiencing conflict, the continuation or further escalation of geopolitical tensions, or future instances of political unrest in other geographies, could impact other markets where we do business, including Europe and Asia Pacific, or cause negative global economic effects which may adversely affect our business, financial condition, and results of operations.
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
In addition, we are required periodically, and at least annually, to assess the recoverability of certain assets, including deferred tax assets, long-lived assets and goodwill. Downturns in the U.S. and international economies have in the past, and could in the future, adversely affect our evaluation of the recoverability of deferred tax assets, long-lived assets and goodwill. Although the additional tax valuation allowances and the impairment of long-lived assets and goodwill are non-cash expenses, they could materially affect our future financial results and financial condition.
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
Our business involves the delivery of professional services, and our success depends on our ability to provide our clients with highly qualified and experienced consultants who possess the skills and experience necessary to satisfy their needs. At various times, including as a result of shifts by businesses to adopt more workforce agility in response to temporary gaps caused when labor markets tighten, such professionals can be in great demand, particularly in certain geographic areas or if they have specific skill sets. Our ability to attract and retain consultants with the requisite experience and skills depends on several factors including, but not limited to, our ability to:
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

Our business could suffer if we lose the services of one or more key members of our senior management or key sales professionals.
Our future success depends upon the continued employment of our senior management team, including key client development individuals (“CDIs”). The unforeseen departure of one or more key members of our senior management team or CDIs could significantly disrupt our operations if we are unable to successfully manage the transition. The replacement of members of senior management or CDIs can involve significant time and expense and create uncertainties that could delay, prevent the achievement of, or make it more difficult for us to pursue and execute on our business opportunities, which could have an adverse effect on our business, financial condition and operating results.
Further, due to legal restrictions prohibiting non-compete agreements in certain jurisdictions, we generally do not have non-compete agreements with our employees, including our senior management team or CDIs, and, therefore, they could terminate their employment with us at any time and obtain employment with a competitor. Our ability to retain the services of members of our senior management, CDIs and other key employees could be impacted by a number of factors, including competitors’ hiring practices or the effectiveness of our compensation programs. If members of our senior management, CDIs or other key employees leave us for any reason, they could pursue other employment opportunities with our competitors or otherwise compete against us. If we are unable to retain the services of these key personnel or attract and retain other qualified and experienced personnel on acceptable terms, our business, financial condition and operating results could be adversely affected.
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
We generally do not have long-term agreements with our clients for the provision of services and our clients may terminate engagements with us at any time. The success of our business is dependent on our ability to secure new projects from clients or to renew expired or expiring contracts with clients. For example, our business is likely to be materially adversely affected if we are unable to secure new client projects because of improvements in our competitors’ service offerings, because of our customers’ use of technology or AI instead of external experts, because of a change in government regulatory requirements, because of an economic downturn decreasing the demand for outsourced professional services, or for other reasons. New impediments to our ability to secure projects from clients may develop over time, such as the increasing use by large clients of in-house procurement groups that manage their relationship with service providers.

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
In response to changes in industry and market conditions, we have undertaken in the past, and from time to time expect to undertake in the future, restructuring, reorganization, or other strategic initiatives and business transformation plans to realign our resources with our growth strategies, operate more efficiently and control costs. For example, in fiscal 2025, we initiated a global cost reduction plan (the “2025 Restructuring Plan”), including a reduction in force intended to reduce costs and streamline operations. Additionally in fiscal 2025, we completed a reorganization of our business, which included forming discrete operational business units, On-Demand Talent, Consulting, Outsourced Services, and Europe & Asia Pacific and implementing management organizational changes and new reporting modules and processes (the “2025 Reorganization”). The successful implementation of our restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, management restructurings, decisions to limit investments in or otherwise exit businesses, office consolidations and closures, and other actions, each of which may depend on a number of factors that may not be within our control.
Any such effort to realign or streamline our organization has resulted in, and may in the future result in, the recording of restructuring or other charges, such as asset impairment charges, contract and lease termination costs, exit costs, termination benefits, and other restructuring costs. Further, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and proficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Reorganization and restructuring can impact a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. Further, upon completion of any restructuring initiatives, our business may not be more efficient or effective than prior to the implementation of the plan and we may be unable to achieve anticipated operating enhancements or cost reductions, which would adversely affect our business, competitive position, operating results and financial condition.
Our recent digital expansion and technology transformation efforts may not be successful, which could adversely impact our growth and profitability.
One of our primary areas of focus in recent years is digital expansion, which includes the launching of Project Phoenix, our multi-year technological modernization initiative that requires significant enterprise-wide effort replacing or upgrading core systems. While we've completed phase 1 of Project Phoenix and have launched system upgrades in North America, we continue to make further investments in the transformation of our technology systems to keep up with technological changes that impact the needs of our clients, the delivery of our services and the efficiency of our back-office operations. These investments require significant capital expenditures. If we are unable to execute these initiatives successfully, we may not realize our anticipated return on investment and may not be able to realize the benefits expected, which could adversely impact our growth and profitability.
We may not be able to build an efficient support structure as our business continues to grow and transform.
In fiscal 2025, we continued our Borderless Talent initiative to continue to evolve towards and facilitate a virtual operating model. With this initiative, we seek to provide borderless solutions, anytime, anywhere, bringing the best talent to meet our clients’ business needs, based on workload, not zip code. We continue to upgrade our cloud-based enterprise-wide operating and Enterprise Resource Planning system. The continued success of these initiatives requires adjusting and strengthening our business operations, financial and talent management systems, procedures, controls and compliance, which may increase our total operating costs and adversely impact our profitability and growth.
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

In fiscal 2025, we initiated the 2025 Restructuring Plan and completed the 2025 Reorganization. There can be no assurance we will be able to maintain or expand our market presence in our current locations, successfully enter other markets or locations or successfully operate our business virtually without a physical presence in all our markets. Our ability to continue to grow our business will depend upon an improving global economy and a number of factors, including our ability to:
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
•health emergencies or pandemics;
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
We believe establishing, maintaining and enhancing the RGP and Resources Global Professionals brand names are important to our business. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand. We have undertaken global rebranding initiatives, including the launch of our tagline ― Dare to Work Differently in fiscal 2022. However, there can be no assurance that our rebranding initiative will result in a positive return on investment. In addition, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent use of our trademarks by others. Further, not all of our trademarks were successfully registered in all of our desired countries. Accordingly, we may not be able to claim or assert trademark or unfair competition claims against third parties for any number of reasons. For example, a judge, jury or other adjudicative body may find that the conduct of competitors does not infringe or violate our trademark rights. In addition, third parties may claim that the use of our trademarks and branding infringe, dilute or otherwise violate the common law or registered marks of that party, or that our marketing efforts constitute unfair competition. Such claims could result in injunctive relief prohibiting the use of our marks, branding and marketing activities as well as significant damages, fees and costs. If such a claim were made and we were required to change our name or any of our marks, the value of our brand may diminish and our results of operations and financial condition could be adversely affected.
Risks Related to AI, Information Technology, Cybersecurity and Data Protection
Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.
We use and rely on various computer, telecommunications and other information systems in the conduct and management of our business. These information systems are vulnerable to security breaches, cyber or other security incidents, natural disasters or other catastrophic events, or other interruptions or damage stemming from power outages, equipment failure or unintended or unauthorized usage by employees. We also rely on information systems and services provided by third parties. We rely on these information systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. From time to time, we or our third-party providers experience cybersecurity incidents, interruptions in our operations and system failures, and any loss or breach of data and interruptions or delays in our business or that of our clients, or both, resulting from such incidents, interruptions or failures could have a material impact on our business and operations and materially adversely affect our revenue, profits and operating results.

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
It is also possible that our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential, personal, Company or client information that others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third-party claims and governmental investigations and actions against us and reputational harm, including statutory damages under California or other state law, regulatory penalties and significant costs of incident investigation, remediation and notification. If these events occur, our ability to attract new clients or talent may be impaired or we may be subjected to damages or penalties.
In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We use and expect to expand our use of AI and machine learning in our business and challenges with properly managing the development and use of these technologies could result in harm to our reputation, business or clients, legal liability and adversely affect our results of operations.
We use AI and machine learning solutions in, and we may in the future integrate additional AI and/or machine learning solutions into, our service and solution offerings, and these AI applications may become more important in our operations over time. As an emerging technology, AI can be costly to implement and we cannot be sure that our use of AI will increase efficiency or provide any other benefits. The use of AI tools and technology presents many challenges and risks to our business, including the risk of bias, miscalculations, data errors and other unintended consequences. Unintended or improper use of AI may lead to regulatory issues, reputational or financial harm, and operational disruptions. The rapid development and adoption of AI and AI-adjacent technology, and of AI’s competitive use cases, may make it more difficult for us to compete in our industry. Our competitors may have greater success implementing and using AI technology than us, which could harm our ability to compete effectively and could adversely affect our results of operations. Further, we may become reliant on AI technology and tools in the future. The legal, regulatory and compliance environment surrounding the design and use of AI technology is evolving and complex. Our obligation to comply with the evolving regulatory landscape could entail significant costs and negatively affect our business. In addition, there has been a significant increase in AI-related litigation and government regulatory actions targeting the design, deployment and other uses of AI, and claiming liability under numerous areas of the law, such as consumer protection, product liability, privacy, intellectual property, securities and defamation. The occurrence of any of these risks could have an adverse effect on our business, reputation and results of operations.
Legal and Regulatory Risks
Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
In the course of our business, we process, use, disclose, transfer or store personal information required to provide our services. Such personal information is subject to federal, state and foreign data privacy laws which regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information; require notice to individuals of privacy practices and in some cases consent to collection of personal information; give individuals certain access, correction and deletion rights with respect to their personal information; and prevent the use or disclosure of personal information, or require providing opt-outs for the use and disclosure of personal information, for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among us and our subsidiaries.
Laws and regulations in this area are evolving and generally becoming more stringent and complex, and are not uniform, which can increase the cost of compliance and the risks of non-compliance, and may impact our products and services and the effectiveness of our marketing efforts. For example, the European General Data Protection Regulation (the “GDPR”) requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, security and processing of personal information; and (ii) the ability of data subjects to exercise their related various rights such as to access, correct or delete or limit the use of their personal information. Under the GDPR and the United Kingdom’s version of the GDPR, information transfers from the European Union and the United Kingdom to the United States are generally prohibited unless certain measures are followed. The 2018 California Consumer Privacy Act and California Privacy Rights Act of 2020 provide individuals similar rights with respect to the processing of their personal information. In addition, many other states have also enacted comprehensive privacy legislation. There is also the possibility of federal privacy legislation and increased enforcement by the Federal Trade Commission under its power to regulate unfair and deceptive trade practices. Key markets in the Asia Pacific region have also adopted GDPR-like legislation, including China’s Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and data protection law requirements also confer a private right of action in some countries, including under the GDPR.
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
We have a Code of Business Conduct and Ethics, Compliance Policy for Anti-Bribery and Anti-Corruption Laws, Insider Trading Policy, Code of Vendor Conduct and Ethics and other policies and procedures that are designed to educate and establish the standards of conduct that we expect from our executive officers, outside directors, employees, consultants, independent contractors and vendors. These policies require strict compliance with U.S. and local laws and regulations applicable to our business operations, including those laws and regulations prohibiting improper payments to government officials. In addition, under U.S. federal securities laws, our executive officers, outside directors, employees, consultants and independent contractors are required to comply with the prohibitions against insider trading of our securities.
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

The exclusive forum provisions in our Amended and Restated Bylaws could limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees.
Our Bylaws provide that, unless we otherwise consent in writing, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) shall be the sole and exclusive forum for (A) any derivative action or proceeding brought on our behalf, (B) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (C) any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws, or (D) any action or proceeding asserting a claim governed by the internal affairs doctrine (the “Delaware Exclusive Forum Provision”). The Delaware Exclusive Forum Provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”), or any other claim for which the federal courts have exclusive jurisdiction.
Further, our Amended and Restated Bylaws provide that, unless we otherwise consent in writing, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act (the “Federal Forum Provision”). Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law and means that suits brought by stockholders to enforce any duty or liability created under the Securities Act must be brought in federal court and cannot be brought in state court.
The exclusive forum provisions in our Amended and Restated Bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder and, accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts. Our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. The exclusive forum provisions in our Amended and Restated Bylaws may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware pursuant to the Delaware Exclusive Forum Provision could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The court in the designated forum under our exclusive forum provisions may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find all or any part of our exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.
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
•state that special meetings of our stockholders may be called only by the Chair of the Board of Directors, by our Chief Executive Officer, by the Board of Directors after a resolution is adopted by a majority of the total number of authorized directors, or by the holders of not less than 10% of our outstanding voting stock;
•establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting;
•provide that certain provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws can be amended only by supermajority vote (a 66 2/3% majority) of the outstanding shares. In addition, our Board of Directors can amend our Amended and Restated Bylaws by majority vote of the members of our Board of Directors;
•allow our directors, not our stockholders, to fill vacancies on our Board of Directors; and
•provide that the authorized number of directors may be changed only by resolution of the Board of Directors.
The terms of our Credit Facility impose operating and financial restrictions on us, which may limit our ability to respond to changing business and economic conditions.
Prior to July 2, 2025, we had a $175.0 million senior secured loan (the “2021 Credit Facility”) which was scheduled to mature on November 12, 2026. On July 2, 2025, we entered into a new credit agreement that provides for a secured revolving loan, available in an amount up to the lesser of $50.0 million and a borrowing base formula tied to eligible receivables (the “New Credit Facility”), maturing on November 30, 2029. We are subject to various operating covenants under the New Credit Facility which restrict our ability to, among other things, incur liens, incur additional indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets. The New Credit Facility also requires us to comply with financial covenants limiting our minimum fixed charge coverage ratio and maximum total net leverage ratio. Any failure to comply with these covenants may constitute a breach under the New Credit Facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the New Credit Facility. Our inability to maintain our New Credit Facility could materially and adversely affect our liquidity and our business.
Our New Credit Facility bears a variable rate of interest that is based on the Secured Overnight Financing Rate (“SOFR”) which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity, financial condition, and earnings.
Borrowings under our Credit Facility bear interest at a rate per annum of either, at our election, (i) Term SOFR (as defined in the New Credit Facility) plus a margin ranging from 1.25% to 2.5% or (ii) the Base Rate (as defined in the New Credit Facility), plus a margin ranging from 0.25% to 1.5%, with the applicable margin depending on our Consolidated EBITDA (as defined in the New Credit Facility). Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. It is possible that the volatility of SOFR and the applicable credit adjustment could result in higher borrowing costs for us, and could adversely affect our liquidity, financial condition, and earnings.
We could be negatively affected as a result of activist shareholders.
We have in the past and may in the future be subject to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions have been and could in the future be costly and time-consuming, may not align with our business strategies and has diverted and may in the future divert the attention of the Board and management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, clients and prospective and current employees and consultants.
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

Cybersecurity Governance

Our Cybersecurity Incident Response Plan is overseen by our Cybersecurity Incident Response Team (“CSIRT”), which is led by our Chief Information Officer (“CIO”). Our CIO is an information technology executive with over 20 years of CIO and Chief Technology Officer experience at publicly traded and privately held companies. His experience has included cybersecurity leadership throughout his executive career. He holds a Bachelor of Science degree in Computer Science and an MBA. The other members of the CSIRT include our Vice President of Information Technology who has over 25 years of experience in IT infrastructure, cybersecurity and compliance. He holds a Bachelor of Sciences degree in Electrical Engineering and an MBA. Our virtual Chief Information Security Officer also serves on the CSRIT and is a seasoned vCISO and Principal Security Consultant. He holds multiple certifications including MIS, CISSP, GSEC, GPEN and GCFE. Our IT Compliance and Security Manager also serves on the CSIRT and has over 20 years of IT experience in compliance, audit and security. She holds a Bachelor of Science degree in Information Technology and a Masters of Science degree in Organizational Leadership. The CSIRT is responsible for the Company’s cybersecurity risk management processes described above, including maintaining systems that are designed to preempt, detect and monitor cybersecurity threats, as well as identifying and responding to cybersecurity incidents.

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
ITEM 2.    PROPERTIES.

We previously owned a building in Irvine, California that consisted of a 57,000 square feet office building, of which approximately 13,000 square feet was leased to an independent third party through July 2024. The remainder of the office space was occupied by our corporate teams and our Orange County, California practice. We sold this building to the City of Irvine, California for a total purchase price of $13.0 million, with such sale closing in August 2024. Following the sale of the building, we entered into a lease agreement for an office space in Irvine, California. The lease commenced on November 1, 2024 and has an expiration date of July 31, 2032.

Effective November 1, 2024, we relocated our principal executive office to Dallas, Texas.
As of May 31, 2025, we had other major offices in many of the world’s leading business centers, including Atlanta, Beijing, Dallas-Fort Worth, Chicago, Guangzhou, Hong Kong, Houston, London, Los Angeles, New York, Mexico City, Mumbai, San Francisco, Singapore, Seoul, Shanghai, Tokyo and Utrecht, among others. In total, we have facilities and operations in over 38 cities in 14 countries around the world. The majority of our facilities are leased under long-term leases with varying expiration dates.
As of May 31, 2025, Sitrick which is within Other Segments utilized one of the offices in Los Angeles, California, and another office in New York, New York. All remaining offices are utilized across all other reporting segments. We believe our existing office locations are suitable and adequate to meet our current business needs. We do not anticipate any significant difficulty replacing or locating additional offices to accommodate future needs.
ITEM 3.    LEGAL PROCEEDINGS.
We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
Our common stock is listed on The Nasdaq Stock Market LLC and trades on the Nasdaq Global Select Market under the symbol “RGP.” As of July 18, 2025, the approximate number of holders of record of our common stock was 39 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).
Dividend Policy
Our Board of Directors has established a quarterly dividend, subject to quarterly Board of Directors’ approval. Pursuant to declaration and approval by our Board of Directors, we declared a dividend of $0.14 per share of common stock during each quarter in fiscal 2024 and 2023, and the first three quarters of fiscal 2025. On April 29, 2025, our Board of Directors approved a regular quarterly dividend of $0.07 per share of our common stock, which was subsequently paid on July 21, 2025 to stockholders of record at the close of business on June 23, 2025. Continuation of the quarterly dividend will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by our Board of Directors.
Issuances of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors has previously approved two stock repurchase programs authorizing the repurchase, at the discretion of our senior executives, of our common stock for a designated aggregate dollar limit. In July 2015, the first program was authorized for an aggregate dollar limit not to exceed $150 million, and in October 2024, the second program was authorized for an additional dollar limit not to exceed $50 million (collectively, the “Stock Repurchase Programs”). Subject to the aggregate dollar limits, the currently authorized Stock Repurchase Programs do not have an expiration date. Repurchases under the programs may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. As of May 31, 2025, approximately $79.2 million remained available for future repurchases of the Company’s common stock under the Stock Repurchase Programs.
There were no repurchases of our common stock during the fourth quarter of fiscal 2025.
Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock against the cumulative total return of each of the Russell 3000 Index, a customized peer group consisting of eight companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services, in each case for the five years ended May 31, 2025. The graph assumes $100 was invested at market close on May 29, 2020 in our common stock and in each index (based on prices from the close of trading on May 29, 2020), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.
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
and Peer Group
250
200
150
100
50
0
05/29/2020
05/29/2021
05/28/2022
05/27/2023
05/25/2024
05/31/2025
Resources Connection, Inc.
Russell 3000
SIC Code 8742 - Management Consulting
Peer Group

*$100 invested on 5/29/2020 in stock or index, including reinvestment of dividends.

	May 29, 2020	May 29, 2021	May 28, 2022	May 27, 2023	May 25, 2024	May 31, 2025
Resources Connection, Inc.	$100.00	$138.57	$178.65	$157.85	$117.94	$57.82
Russell 3000	$100.00	$143.91	$139.64	$142.27	$181.42	$204.11
SIC Code 8742 - Management Consulting	$100.00	$143.84	$145.93	$143.79	$200.55	$191.50
Peer Group	$100.00	$149.01	$161.97	$172.04	$224.03	$204.25
Our customized peer group includes the following ten professional services companies that we believe reflect the competitive landscape in which we operate and acquire talent: Barrett Business Services, Inc.; CBIZ, Inc.; CRA International, Inc.; FTI Consulting, Inc.; Heidrick & Struggles International, Inc.; Huron Consulting Group Inc.; ICF International, Inc.; Kforce, Inc.; Korn Ferry; and MISTRAS Group, Inc.

ITEM 6.    RESERVED.
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
Overview
Resources Global Professionals (“RGP”) is a professional services firm based in Dallas, Texas (with offices worldwide) focused on delivering consulting execution services that power clients’ operational needs and change initiatives utilizing a combination of bench and on-demand, expert and diverse talent. As a next-generation human capital partner for our clients, we specialize in leadership and co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions or regulatory change. Our engagements are designed to leverage human connection and collaboration to deliver practical solutions and more impactful results that power our clients’, employees’ and partners’ success.
We attract top-caliber professionals with in-demand skill sets who seek a workplace environment characterized by choice and control, collaboration and human connection. The trends in today’s marketplace favor flexibility and agility as businesses confront transformation pressures and skilled labor shortages even in the face of protracted economic uncertainty. Our client engagement and talent delivery model offers speed and agility, strongly positioning us to help clients transform their businesses and workforce. Our model is especially relevant at a time where cost reduction initiatives drive an enhanced reliance on a flexible workforce to execute transformational projects.
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
Fiscal 2025 Strategic Focus Areas
In fiscal 2025, our strategic focus areas were:
•Evolve and execute under our new business segments
•Launch and activate new brand identity; and
•Enhance digital and artificial intelligence (“AI”) capabilities
Evolve and execute under our new business segments – Our first area of focus for fiscal 2025 has been to evolve our business by focusing on three core engagement models: On-Demand Talent, Consulting, and Outsourced Services. This shift has enabled us to better serve our clients along their transformation journey by providing targeted skill sets, high value consulting services, and outsourced delivery under a single umbrella. Our approach combines flexibility, best of breed technology, and human-centered design with functional and subject matter expertise. This fiscal year, we have made tremendous progress in clarifying and operationalizing these models to unlock the cross selling of our diversified capabilities throughout our blue-chip, loyal and longstanding client base. Our growing consulting capability provides us with deeper visibility into our clients’ transformation agendas to drive greater opportunity for our on-demand execution capabilities, while our agile talent base within our on-demand business provides greater financial flexibility and better skill set alignment for our consulting business. In our outsourced services business, we have expanded Countsy’s total addressable market beyond the start-up ecosystem to serve the finance, accounting and human resources needs surrounding spin-outs and carve-outs. Europe and Asia has continued to operate in the geographic regions as one business segment, serving our clients with consulting capabilities and on-demand experts. Evolving our business through this reorganization ensures that we are well positioned to execute and succeed as the macro environment recovers.

Launch and activate new brand – In connection with the evolution of our business segments, we also evolved and aligned our brand identity to clarify to our stakeholders what we do, who we serve, when to call us, and the impact we deliver. We believe the added brand clarity will strengthen our market position and is a critical part of our long-term value creation.

Enhance digital and AI capabilities – Our third focus area for fiscal 2025 has been continuing to expand and enhance our technology, digital and data capabilities across all business units. The increased adoption of digital tools, remote work styles, generative AI, and globalization is driving new areas of need within our client base. We are actively adding skilled on-demand and consulting professionals in areas such as technology migration, data modernization and data privacy, and user experience to proactively meet these evolving client needs. Our Digital/Technology and Data practices bring together the unique combination of technology transformation and the deep functional expertise within our consulting practice. We believe this combined offering will uniquely position us to offer our clients integrated end-to-end consulting solutions in the digital arena.

We have historically accelerated growth through strategic acquisitions that drive additional scale or expand and complement our existing core capabilities. In addition to enhancing our digital and AI capabilities organically, we acquired Reference Point LLC (“Reference Point”) in July 2024, a management consulting firm with deep technology and data capabilities. We believe the added capabilities from Reference Point has accelerated growth in the existing consulting business and contributed favorably to the execution of our cross selling strategy.
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
Revenue recognition — Revenue is recognized when control of the promised service is transferred to our clients, in an amount that reflects the consideration expected in exchange for the services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities. Revenues for the vast majority of our contracts are recognized over time, based on hours worked by our professionals. The performance of the agreed-upon service over time is the single performance obligation for revenues.
On a limited basis, the Company may have fixed-price contracts, for which revenue is recognized over time using the input method based on time incurred as a proportion of estimated total time. Time incurred represents work performed, which corresponds with, and therefore best depicts, the transfer of control to the client. Management uses significant judgments when estimating the total hours expected to complete the contract performance obligation. It is possible that updated estimates for consulting engagements may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate.
Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration, assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most-likely-amount method prescribed by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods. Changes in estimates would result in cumulative catch-up adjustments and could materially impact our financial results. Rebates recognized as contra-revenue for the years ended May 31, 2025, May 25, 2024 and May 27, 2023 were $2.2 million, $2.5 million and $3.2 million, respectively.
Allowance for credit losses — We maintain an allowance for credit losses for estimated losses resulting from our clients failing to make required payments for services rendered. We estimate this allowance based upon our knowledge of the financial condition of our clients (which may not include knowledge of all significant events), review of historical receivable and reserve trends and other pertinent information. While such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. As of May 31, 2025 and May 25, 2024, we had an allowance for credit losses of $2.6 million and $2.8 million, respectively. A significant change in the liquidity or financial position of our clients could cause unfavorable trends in receivable collections and additional allowances may be required. These additional allowances could materially affect our future financial results.

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

As of May 31, 2025 and May 25, 2024, a valuation allowance of $29.4 million and $8.6 million was established on deferred tax assets totaling $44.4 million and $34.2 million, respectively. Our income tax for the years ended May 31, 2025, May 25, 2024 and May 27, 2023 was a benefit of $4.3 million, an expense of $8.8 million, and an expense of $18.3 million, respectively. As of May 31, 2025 and May 25, 2024, our total liability for unrecognized tax benefits was $1.1 million and $1.0 million, respectively.
Stock-based compensation — Under our 2020 Performance Incentive Plan, officers, employees, and outside directors have received or may receive grants of restricted stock awards, restricted stock units, performance stock units, options to purchase common stock or other stock or stock-based awards. Under our 2019 Employee Stock Purchase Plan, as amended (“ESPP”), eligible officers and employees may purchase our common stock at a discount in accordance with the terms of the plan. Performance stock unit awards granted under the 2020 Performance Incentive Plan vest upon the achievement of certain company-wide performance targets at the end of the defined three-year performance period. Vesting periods for restricted stock awards, restricted stock units and stock option awards range from three to four years.

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
We use our historical volatility over the expected life of the stock option award and ESPP award to estimate the expected volatility of the price of our common stock. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The impact of expected dividends is also incorporated in determining the estimated value per share of employee stock option grants and purchases under our ESPP. Such dividends are subject to quarterly Board of Directors’ approval. Our expected life of stock option grants is 5.6 years for non-officers and 8.1 years for officers, and the expected life of grants under our ESPP is 6 months.
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
We review the underlying assumptions related to stock-based compensation at least annually or more frequently if we believe triggering events exist. If facts and circumstances change and we employ different assumptions in future periods, the compensation expense recorded may differ materially from the amount recorded in the current period. Stock-based compensation expense for the years ended May 31, 2025, May 25, 2024 and May 27, 2023 was $6.8 million, $5.7 million and $9.5 million, respectively.
Valuation of long-lived assets — For long-lived tangible and intangible assets other than goodwill, including property and equipment, right-of-use (“ROU”) assets, and definite-lived intangible assets, we assess the potential impairment periodically or whenever events or changes in circumstances indicate the carrying value may not be recoverable from the estimated undiscounted expected future cash flows expected to result from their use and eventual disposition. In cases where the estimated undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. We performed our assessment of potential qualitative impairment indicators of long-lived assets, including property and equipment, ROU assets outside of exited under the real estate exit initiatives taken, and definite-lived intangible assets. We determined that for such long-lived assets, no impairment indicators were present as of May 31, 2025, and no impairment charge was recorded during fiscal 2025 for long-lived assets.
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
Under the quantitative analysis, the estimated fair value of goodwill is determined by using a combination of a market approach and an income approach. The market approach estimates fair value by applying revenue and EBITDA multiples to each reporting unit’s operating performance. The multiples are derived from guideline public companies with similar operating and investment characteristics to our reporting units, and are evaluated and adjusted, if needed, based on specific characteristics of the reporting units relative to the selected guideline companies. The market approach requires us to make a series of assumptions that involve significant judgment, such as the selection of comparable companies and the evaluation of the multiples. The income approach estimates fair value based on our estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects the relevant risks associated with each reporting unit and the time value of money. The income approach also requires us to make a series of assumptions that involve significant judgment, such as discount rates, revenue, earnings and free cash flow projections. We estimate our discount rates on a blended rate of return considering both debt and equity for comparable guideline public companies. We forecast our revenue, earnings and free cash flows based on historical experience and internal forecasts about future performance. While we believe that the assumptions underlying our quantitative assessment are reasonable, these assumptions could have a significant impact on whether a non-cash impairment charge is recognized and the magnitude of such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with the Company’s projections.
In fiscal 2024, we voluntarily changed the date of the annual impairment test from the last day of the fourth quarter to the first day of the fourth quarter to better align with our internal operations. In fiscal 2025, due to the presence of indicators of potential impairment, we performed quantitative goodwill impairment assessments in each of the fiscal quarters. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
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
Purchase agreements related to certain business acquisitions may include provisions for the payment of additional cash consideration if certain future performance conditions are met. These contingent consideration arrangements are recognized at their acquisition date fair value and included as part of the purchase price at the acquisition date. These contingent consideration arrangements are classified as contingent consideration liabilities or other long-term liabilities in our Consolidated Balance Sheets and are remeasured to fair value at each reporting period, with any change in fair value being recognized in the applicable period’s results of operations. Measuring the fair value of contingent consideration at the acquisition date, and for all subsequent remeasurement periods, requires a careful examination of the facts and circumstances to determine the probable resolution of the contingency(ies). We utilize the Monte Carlo simulation model and estimate fair value of the contingent consideration based on unobservable input variables related to meeting the applicable contingency conditions as per the applicable agreements. There were no contingent consideration liabilities as of May 31, 2025 and May 25, 2024. There was no contingent consideration adjustment for the year ended May 31, 2025. The contingent consideration adjustment was a benefit of $4.4 million for the year ended May 25, 2024.

Market Trends and Uncertainties
On a macro level, uncertain macroeconomic conditions including ambiguity around interest rates, softening labor markets, fluctuations in currency exchange rates, recent government and policy changes implemented in the United States, and tariff actions and uncertainties related to trade wars have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which has adversely impacted our financial results. While we are not able to fully predict the potential impact, we continue to see caution in professional services spending within our client base. Additionally, in connection with recent actions we have taken to execute on our diversified services strategy for long term growth and stability, we have experienced both voluntary and involuntary attrition, including within our sales team, which have and may continue to affect our near-term revenue performance. If these conditions or impacts persist or if a prolonged economic downturn or recession develops, it could result in further decline in billable hours and negatively impact our bill rates which would adversely affect our financial results and operating cash flows.

Non-GAAP Financial Measures
The Company uses certain non-GAAP financial measures to assess our financial and operating performance that are not defined by or calculated in accordance with GAAP. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable GAAP measure so calculated and presented.
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
•EBITDA is calculated as net income (loss) before amortization expense, depreciation expense, interest and income taxes.
•Adjusted EBITDA is calculated as EBITDA excluding stock-based compensation expense, amortized Enterprise Resource Planning (“ERP”) system costs, technology transformation costs, goodwill impairment, acquisition costs, gain on sale of assets, restructuring costs, and contingent consideration adjustments. We also present herein Adjusted EBITDA at the segment level as a measure used to assess the performance of our segments. Segment Adjusted EBITDA excludes certain shared corporate administrative costs that are not practical to allocate. See Note 18 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
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
The following table presents a reconciliation of same-day constant currency revenue, a non-GAAP financial measure, to revenue as reported in the Consolidated Statements of Operations, the most directly comparable GAAP financial measure, by segment (in thousands, except number of business days).

	For the Years Ended
	May 31, 2025				May 25, 2024
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$205,976	$959	$(3,231)	$203,704	$272,600
Consulting	219,215	922	(3,492)	216,645	227,967
Europe and Asia Pacific	77,602	151	(1,214)	76,539	84,207
Outsourced Services	39,618	-	(621)	38,997	38,122
All Other	8,920	-	(140)	8,780	9,905
Total Consolidated	$551,331	$2,032	$(8,698)	$544,665	$632,801

	For the Years Ended
Number of Business Days	May 31, 2025	May 25, 2024
	(Unaudited)	(Unaudited)
On-Demand Talent (1)	255	251
Consulting (1)	255	251
Europe & Asia (2)	254	250
Outsourced Services (1)	255	251
All Other (1)	255	251
(1) This represents the number of business days in the U.S.

(2) The business days in international regions represent the weighted average number of business days.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin assist management in assessing our core operating performance. We also believe these measures provide investors with useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net income (loss) and net income (loss) margin, the most directly comparable GAAP financial measures (in thousands, except percentages).

	For the Years Ended
	May 31, 2025	% of Revenue (1)	May 25, 2024	% of Revenue (1)	May 27, 2023	% of Revenue (1)

Net income (loss)	$(191,780)	(34.8)%	$21,034	3.3%	$54,359	7.0%
Adjustments:
Amortization expense	5,880	1.1	5,378	0.9	5,018	0.6
Depreciation expense	1,868	0.3	3,050	0.5	3,539	0.4
Interest (income) expense, net	(544)	(0.1)	(1,064)	(0.2)	552	0.1
Income tax expense (benefit)	(4,295)	(0.8)	8,795	1.4	18,259	2.4
EBITDA	(188,871)	(34.3)	37,193	5.9	81,727	10.5
Stock-based compensation expense	6,754	1.2	5,732	0.9	9,521	1.2
Amortized ERP system costs (2)	1,287	0.2	-	-	-	-
Technology transformation costs (3)	5,474	1.0	6,901	1.1	6,355	0.8
Acquisition costs (4)	2,763	0.5	1,970	0.3	-	-
Goodwill impairment (5)	194,409	35.3	-	-	2,955	0.4
Gain on sale of assets (6)	(3,420)	(0.6)	-	-	-	-
Restructuring costs (7)	5,061	0.9	4,087	0.6	(364)	-
Contingent consideration adjustment (8)	-	-	(4,400)	(0.7)	-	-
Adjusted EBITDA	$23,457	4.3%	$51,483	8.1%	$100,194	12.9%
(1) The percentage of revenue may not foot due to rounding.

(2) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to newly implemented ERP system, which was recorded within Selling, General, and Administrative expenses on the Consolidated Statement of Operations.

(3) Technology transformation costs represent costs included in net income (loss) related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based ERP system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.

(4) Acquisition costs primarily represent costs included in net income (loss) related to the Company’s business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

(5) The effect of the goodwill impairment charge recognized during the year ended May 31, 2025 was related to the On-Demand Talent, Consulting, Europe and Asia Pacific segments and during the year ended May 27, 2023 related to the Sitrick segment.

(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.

(6) Restructuring costs for the year ended May 31, 2025 related to the 2025 Restructuring Plan, which was authorized in December 2024 and May 2025. Restructuring costs for the year ended May 25, 2024 related to the Company's cost reduction plan, including a reduction in force, which was authorized in October 2024, and was substantially completed during fiscal 2024. The restructuring credits for the year ended May 27, 2023 related to the release of accrued restructuring liabilities upon completion of the global restructuring and business transformation plans from fiscal 2021.

(7) Contingent consideration adjustment related to the remeasurement of contingent liabilities related to the acquisition of CloudGo Pte Ltd. and its subsidiaries (collectively, “CloudGo”).
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
Results of Operations
The following tables set forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue below. The fiscal year ended May 31, 2025 consisted of 53 weeks, and the fiscal years ended May 25, 2024 and May 27, 2023 consisted of 52 weeks (in thousands, except percentages).

	For the Years Ended
	May 31, 2025	% of Revenue (1)	May 25, 2024	% of Revenue (1)	May 27, 2023	% of Revenue (1)
Revenue	$551,331	100.0%	$632,801	100.0%	$775,643	100.0%
Direct cost of services	343,907	62.4	386,733	61.1	462,501	59.6
Gross profit	207,424	37.6	246,068	38.9	313,142	40.4
Selling, general and administrative expenses	202,024	36.6	208,864	33.0	228,842	29.5
Goodwill impairment	194,409	35.3	-	-	2,955	0.4
Amortization	5,880	1.1	5,378	0.9	5,018	0.6
Depreciation expense	1,868	0.3	3,050	0.5	3,539	0.4
Income (loss) from operations	(196,757)	(35.7)	28,776	4.5	72,788	9.5
Interest (income) expense, net	(544)	(0.1)	(1,064)	(0.2)	552	0.1
Other (income) expense	(138)	-	11	-	(382)	-
Income (loss) before income tax expense	(196,075)	(35.6)	29,829	4.7	72,618	9.4
Income tax (benefit) expense	(4,295)	(0.8)	8,795	1.4	18,259	2.4
Net income (loss)	$(191,780)	(34.8)%	$21,034	3.3%	$54,359	7.0%
(1) The percentage of revenue may not foot due to rounding.
Year Ended May 31, 2025 Compared to Year Ended May 25, 2024
Percentage change computations are based upon amounts in thousands.
Revenue. Revenue decreased $81.5 million, or 12.9%, to $551.3 million for the year ended May 31, 2025 from $632.8 million for the year ended May 25, 2024. On a same-day constant currency basis, revenue during fiscal 2025 decreased $88.1 million, or 13.9%, compared to fiscal 2024. Billable hours decreased 13.5% while the average bill rate remained flat (or increased 0.8% on a constant currency basis) during fiscal 2025 compared to fiscal 2024. The decrease in billable hours is due to reduced client spending, in part due to uncertainty in the global macroeconomic environment, as a result of interest rate ambiguity and softening labor markets, as well as developments in U.S. trade policy and geo-political conflicts. To a lesser extent, in connection with recent actions we have taken to execute on our diversified services strategy for long term growth and stability, we have experienced both voluntary and involuntary attrition in the third quarter of fiscal 2025, including within our sales team, which affected our revenue performance and billable hours in the second half of fiscal 2025.
The following table represents our GAAP consolidated revenues by geography (in thousands, except percentages):

	For the Years Ended
	May 31, 2025	% of Revenue	May 25, 2024	% of Revenue
North America	$467,201	84.7%	$543,926	86.0%
Europe	33,796	6.1	38,383	6.0
Asia Pacific	50,334	9.1	50,492	8.0
Total	$551,331	100.0%	$632,801	100.0%

North America experienced a revenue decline of 14.1% during fiscal 2025 compared to the same period in fiscal 2024. This North America revenue decline reflected reduced client spending across a majority of these markets, client segments and solution offerings as a result of the continued uncertainty in the global macroeconomic environment. The time to close opportunities in the pipeline continued to be protracted, which is typical in a tougher macro environment when clients are more hesitant and slow down the pace of spend on professional services. To a lesser extent, North America revenue also declined due to the voluntary and involuntary attrition in the third quarter that primarily occurred in North America. This revenue decline was offset by Reference Point, our recent acquisition completed in the first fiscal quarter of 2025, which contributed $16.1 million of North America revenue during fiscal 2025. Europe revenue decreased 12.0%, during fiscal 2025 compared to fiscal 2024, primarily due to a decrease in billable hours. Revenue in the Asia Pacific region decreased 0.3% compared to fiscal 2024. Large multinational clients continue to shift work to lower cost markets in the Asia Pacific region, such as India and the Philippines, creating demand in those geographies, which partially mitigated the impact of softer markets in the rest of Asia Pacific. Our acquisition of CloudGo, which was completed during the second quarter of fiscal 2024, contributed $6.5 million to Asia Pacific revenue in fiscal 2025 compared to $4.2 million in fiscal 2024 due to the full year impact of the acquisition. We continued to focus on improving pricing during fiscal 2025.

Direct Cost of Services. Direct cost of services decreased $42.8 million, or 11.1%, to $343.9 million during fiscal 2025 from $386.7 million for fiscal 2024. The decrease in direct cost of services year over year was primarily attributable to a 13.5% decrease in billable hours as a result of reduced client spending as noted above, partially offset by a 1.7% increase in average pay rate during fiscal 2025 compared to the same period in fiscal 2024.

Direct cost of services as a percentage of revenue was 62.4% for fiscal 2025 compared to 61.1% for fiscal 2024. The increased percentage compared to the prior year period was primarily due to lower utilization of salaried consultants. We continue to seek improvement in the overall pay/bill ratio and indirect cost leverage through strategic pricing, while offering competitive compensation and benefits to our consultants to attract and retain the best talent in the marketplace.
The number of consultants on assignment at the end of fiscal 2025 was 2,368 compared to 2,585 at the end of fiscal 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $202.0 million, or 36.6% of revenue, for the year ended May 31, 2025 compared to $208.9 million, or 33.0% of revenue, for the year ended May 25, 2024. The $6.8 million decrease in SG&A year-over-year was primarily attributed to lower net employee compensation expense of $9.2 million largely resulting from the restructuring plans and ongoing alignment of resource capacity to demand, a $3.4 million gain on the sale of the Irvine office building and a $1.4 million decrease in technology transformation costs. These reductions were partially offset by a $4.4 million favorable non-cash adjustment on contingent consideration related to the CloudGo acquisition recognized in fiscal 2024, a $1.0 million increase in restructuring costs, $1.0 million increase in stock compensation costs and $1.3 million of amortization related to the newly launched ERP systems in the third fiscal quarter.

Management and administrative headcount was 687 at the end of fiscal 2025 and 791 at the end of fiscal 2024. Management and administrative headcount includes full-time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full-time equivalent headcount.
Goodwill Impairment. During the year ended May 31, 2025, there were indicators of potential impairment in each of the fiscal quarters related to a combination of business performance and decline in share price. As a result, we performed four interim quantitative goodwill impairment assessments for our reporting units, each of which is also a reporting segment, during the year ended May 31, 2025, from which we recorded an aggregate impairment charge of $194.4 million. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion information.
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

We remeasure our contingent consideration liabilities each reporting period and recognize the change in the liabilities' fair value within SG&A in our Consolidated Statements of Operations. During the year ended May 25, 2024, we recorded a $4.4 million reduction in contingent consideration related to our acquisition of CloudGo. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Income Taxes. Income tax benefit was $4.3 million (effective tax rate of 2.2%) for the year ended May 31, 2025 compared to income tax expense of $8.8 million (effective tax rate of 29.5%) for the year ended May 25, 2024.

The income tax benefit in fiscal 2025 was primarily attributed to the Company's pretax loss. The lower effective tax rate in fiscal 2025 was due to the non-deductible portion of the goodwill impairment, coupled with the establishment of valuation allowances on the Company’s domestic and United Kingdom net deferred tax assets. The effective tax rate in fiscal 2024 was attributed primarily to a non-recurring increase in forfeiture of stock options in connection with an employee termination during the fiscal year, which was partially offset by rate benefits from the nontaxable income on the reversal of CloudGo's contingent liability, a foreign exchange loss as a result of the repatriation of funds from our Japan subsidiary and a partial release of a valuation allowance on domestic capital loss carryforwards in relation to the then-pending sale of the Company's former Irvine building.

We recognized a tax benefit of approximately $1.5 million and $1.3 million for the years ended May 31, 2025 and May 25, 2024, respectively, associated with the exercise of stock options, vesting of restricted stock awards, restricted stock units, performance-based stock units, and disqualifying dispositions by employees of shares acquired under our ESPP.

We reviewed the components of both book and taxable income to prepare the tax provision. There can be no assurance that our effective tax rate will remain constant in the future because of the lower benefit from the U.S. statutory rate for losses in certain foreign jurisdictions, the limitation on the benefit for losses in jurisdictions in which a valuation allowance for operating loss carryforwards has previously been established, and the unpredictability of timing and the amount of disqualifying dispositions of certain stock options. Based upon ongoing economic circumstances and our business performance, along with the recent goodwill impairment charges, management has currently reserved against deferred tax assets in our domestic and certain foreign jurisdictions, and will continue to monitor the need to record additional or release existing valuation allowances in the future. Realization of the currently reserved deferred tax assets is dependent upon generating sufficient future taxable income of the appropriate character in the domestic and foreign territories.

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

Although we repatriated $2.9 million from our Japan subsidiary during fiscal 2025, the remaining unremitted earnings as of May 31, 2025 in our Japan subsidiary are intended to be indefinitely reinvested in our Japan subsidiary's operations and growth, and no deferred tax liability has been established on the remaining unremitted earnings. Going forward, the indefinite reversal criteria will apply only to the portion of our Japan subsidiary’s unremitted earnings that are needed for its ongoing operations and growth.

Operating Results of Segments
During the first quarter of fiscal 2025, the Company completed its assessment of the Company's operating segments and identified the following newly defined operating segments:

•On-Demand Talent – this segment provides businesses with a go-to source for bringing in experts when they need them.

•Consulting – this segment drives transformation across people, processes and technology across domain areas including finance, technology and digital, risk and compliance and supply chain transformation.

•Europe & Asia Pacific – is a geographically defined segment that offers both on-demand and consulting services (excluding the digital consulting business, which is included in our Consulting segment) to clients throughout Europe and Asia Pacific.

•Outsourced Services – operating under the Countsy by RGPTM brand, this segment offers finance, accounting and human resource services provided to startups, spinouts and scale-up enterprises, utilizing a technology platform and fractional team.

•Sitrick – a crisis communications and public relations firm that provides corporate, financial, transactional and crisis communication and management services.
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
On November 15, 2023, the Company acquired CloudGo. On July 1, 2024, the Company acquired Reference Point. CloudGo and Reference Point are both reported as part of the Consulting reporting segment. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
The following table presents our operating results by segment for years ended May 31, 2025, May 25, 2024, and May 27, 2023 respectively (in thousands). Revenue information by segment, on a GAAP basis and on a same-day constant currency basis, is set forth above under “Non-GAAP Financial Measures – Same Day Constant Currency Revenue.”

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023
Adjusted EBITDA:
On-Demand Talent	$17,116	$31,673	$60,484
Consulting	31,718	38,420	53,477
Europe & Asia Pacific	4,478	5,289	9,913
Outsourced Services	7,581	7,641	7,408
All Other	(1,838)	(675)	1,131
Unallocated items (1)	(35,598)	(30,865)	(32,219)
Adjustments:
Stock-based compensation expense	(6,754)	(5,732)	(9,521)
Amortized ERP system costs (2)	(1,287)	-	-
Technology transformation costs (3)	(5,474)	(6,901)	(6,355)
Acquisition costs (4)	(2,763)	(1,970)	-
Goodwill impairment (5)	(194,409)	-	(2,955)
Gain on sale of assets (6)	3,420	-	-
Restructuring cost (7)	(5,061)	(4,087)	364
Amortization expense	(5,880)	(5,378)	(5,018)
Depreciation expense	(1,868)	(3,050)	(3,539)
Contingent consideration adjustment (8)	-	4,400	-
Interest income, net	544	1,064	(552)
Income (loss) before income tax benefit (expense)	(196,075)	29,829	72,618
Income tax benefit (expense)	4,295	(8,795)	(18,259)
Net income (loss)	$(191,780)	$21,034	$54,359
(1) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.
(2) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to newly implemented ERP system, which was recorded within SG&A on the Consolidated Statement of Operations for the year ended May 31, 2025.
(3) Technology transformation costs represent costs included in net income (loss) related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based ERP system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.
(4) Acquisition costs primarily represent costs included in net income (loss) related to the Company’s business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
(5) The effect of the goodwill impairment charge recognized during the year ended May 31, 2025 was related to the On-Demand Talent, Consulting, Europe and Asia Pacific segments and during the year ended May 27, 2023 related to the Sitrick segment.
(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.
(7) Restructuring costs for the year ended May 31, 2025 related to the 2025 Restructuring Plan, which was authorized in December 2024 and May 2025. Restructuring costs for the year ended May 25, 2024 related to our cost reduction plan, including a reduction in force, which was authorized in October 2024, and was substantially completed during fiscal 2024.

The restructuring credits for the year ended May 27, 2023 related to the release of accrued restructuring liabilities upon completion of the global restructuring and business transformation plans from fiscal 2021.
(8) Contingent consideration adjustment related to the remeasurement of contingent liabilities related to the CloudGo acquisition during the year ended May 25, 2024.
Revenue by Segment
On-Demand Talent – Revenue in the On-Demand Talent segment declined by $66.6 million or 24.4%, to $206.0 million in fiscal 2025 compared to $272.6 million in fiscal 2024. The decline was primarily due to lower demand across solution areas amongst economic uncertainty, with billable hours decreasing by 22.7% and a 1.4% (or 1.4% on a constant currency basis) decline in average bill rate. Demand for interim support remained challenged in the year due in part to the labor market trend with less talent movement across employers, which has historically been a generator for demand in this segment.

Consulting – Revenue in the Consulting segment declined by $8.8 million or 3.8%, to $219.2 million in fiscal 2025 compared to $228.0 million in fiscal 2024. The decline was primarily due to an 11.0% decrease in billable hours, partially offset by a 7.7% (or 8.5% on a constant currency basis) increase in the average bill rate largely as a result of the Company’s value-based pricing initiative as well as a change in both service and geographic revenue mix. Additionally, the current year results include the addition of Reference Point (acquired in the first fiscal quarter of 2025), which contributed $16.1 million of revenue during fiscal year 2025.

Europe and Asia Pacific – Revenue in the Europe and Asia Pacific segment declined by $6.6 million or 7.8%, to $77.6 million in fiscal 2025 compared to $84.2 million in fiscal 2024. The decline was primarily due to a 4.5% decrease in billable hours, as well as a 3.3% (also 3.3% on a constant currency basis) decrease in the average bill rate largely as a result of a shift in geographic revenue mix toward Asia Pacific where bill rates are lower than Europe. The regions continued to experience delays in decision making and project starts as clients sorted through their own organizational challenges amidst economic uncertainty.

Outsourced Services – Revenue in the Outsourced Services segment increased by $1.5 million or 3.9% to $39.6 million in fiscal 2025 compared to $38.1 million in fiscal 2024. The increase is primarily due to a 2.3% increase in billable hours, partially offset by a 0.7% decline (or 0.7% on a constant currency basis) decrease in the average bill rate.

All Other – Revenue in the All Other segment declined by $1.0 million or 9.9% to $8.9 million in fiscal 2025 compared to $9.9 million in the prior year. The billable hours decreased by 16.3%, partially offset by an increase in average bill rate by 8.4%, partially due to lower fee discounts.
Adjusted EBITDA by Segment
On-Demand Talent – The On-Demand Talent segment’s Adjusted EBITDA decreased by $14.6 million or 46.0%, to $17.1 million in fiscal 2025, compared to $31.7 million in fiscal 2024. The decrease is primarily attributed to the decrease in revenue of $66.6 million as a result of the factors discussed above, partially offset by a decrease in expenses of $11.5 million.

Consulting – The Consulting segment’s Adjusted EBITDA decreased by $6.7 million or 17.4%, to $31.7 million in fiscal 2025, compared to $38.4 million in fiscal 2024. The decrease is primarily attributed to a decrease in revenue of $8.8 million as a result of the factors discussed above, partially offset by a decrease in expenses of $1.6 million.
Europe and Asia Pacific – The Europe and Asia Pacific segment’s Adjusted EBITDA decreased by $0.8 million or 15.3%, to $4.5 million in fiscal 2025, compared to $5.3 million in fiscal 2024. The decrease is primarily attributed to a decrease in gross margin of 1.5%, offset by a decrease in expenses of $2.8 million.

Outsourced Services – The Outsourced Services segment’s Adjusted EBITDA of $7.6 million in fiscal 2025 remained relatively flat compared to fiscal 2024.
All Other – The All Other segment's Adjusted EBITDA declined by $1.2 million or 172.3% to $(1.8) million in fiscal 2025 compared to $(0.7) million in fiscal 2024 due to lower revenue performance due to the decrease in billable hours

Year Ended May 25, 2024 Compared to Year Ended May 27, 2023
For a comparison of our results of operations at the consolidated level for the fiscal years ended May 25, 2024 and May 27, 2023, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 25, 2024, filed with the SEC on July 22, 2024 (File No. 0-32113).
Due to the change in the Company’s operating segments during the first quarter of fiscal 2025 as described above, we have presented below a comparison of our results of operations at the segment level based on this new segment presentation for the fiscal years ended March 25, 2024 and March 27, 2023.
Revenue by Segment
On-Demand Talent – Revenue in the On-Demand Talent segment declined by $100.1 million or 26.9%, to $272.6 million in fiscal 2024 compared to $372.7 million in fiscal 2023. The decline was primarily due to lower demand across solution areas, with billable hours decreasing in fiscal 2024. Demand for interim support remained challenged in fiscal 2024 compared to fiscal 2023 due in part to continued uncertainty in the macroeconomic environment.

Consulting – Revenue in the Consulting segment declined by $32.0 million or 12.3%, to $228.0 million in fiscal 2024 compared to $259.9 million in fiscal 2023. The decline was primarily due to a decrease in billable hours, partially offset by the acquisition of CloudGo (acquired in the second fiscal quarter of 2024), which contributed $4.2 million of revenue during fiscal year 2024.

Europe and Asia Pacific – Revenue in the Europe and Asia Pacific segment declined by $9.0 million or 9.6%, to $84.2 million in fiscal 2024 compared to $93.2 million in fiscal 2023. The decline was primarily due to a decrease in the average bill rate as a result of as a result of a shift in revenue mix to regions which have lower average bill rates.

Outsourced Services – .Revenue in the Outsourced Services segment decreased by $0.8 million or 2.1% to $38.1 million in fiscal 2024 compared to $39.0 million in fiscal 2023. The decrease is primarily due to a 3.3% decrease in billable hours, partially offset by a 4.0% increase in the average bill rate.

All Other – Revenue in the All Other segment declined by $1.0 million or 9.1% to $9.9 million in fiscal 2024 compared to $10.9 million in fiscal 2023. The decrease is primarily due to a 7.8% decrease in billable hours and a 5.3% decrease in the average bill rate. Revenue was impacted by delays in court proceedings and more settlements, hindering leads for revenue generation in this segment.
Adjusted EBITDA by Segment

On-Demand Talent –The On-Demand Talent segment’s Adjusted EBITDA decreased by $28.8 million or 47.6%, to $31.7 million in fiscal 2024, compared to $60.5 million in fiscal 2023. The decrease is primarily attributed to a decrease in gross profit of $45.3 million, partially offset by a decrease in segment expenses of $16.5 million.

Consulting – The Consulting segment’s Adjusted EBITDA decreased by $15.1 million or 28.2%, to $38.4 million in fiscal 2024, compared to $53.5 million in fiscal 2023. The decrease is primarily attributed to a decrease in gross profit of $17.2 million.

Europe and Asia Pacific – The Europe and Asia Pacific segment’s Adjusted EBITDA decreased by $4.6 million or 46.6%, to $5.3 million in fiscal 2024, compared to $9.9 million in fiscal 2023. The decrease is primarily attributed to a decrease in gross profit of $3.6 million, as well as an increase in expenses of $1.1 million.

Outsourced Services – The Outsourced Services segment’s Adjusted EBITDA of $7.6 million in fiscal 2024 remained relatively flat compared to $7.4 million in fiscal 2023.

All Other – The All Other segment's Adjusted EBITDA declined by $1.8 million to $(0.7) million in fiscal 2024 compared to $1.1 million in fiscal 2023, primarily due to lower revenue performance due to the decrease in billable hours and average bill rate described above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, our senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. During fiscal 2025, we generated positive cash flow from operations and have generated positive cash flows from operations on an annual basis since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of May 31, 2025, we had $86.1 million of cash and cash equivalents, including $39.4 million held in international operations.

Prior to July 2, 2025, the Company had a revolving credit facility with Bank of America, pursuant to the terms of the credit Agreement dated November 12, 2021 by the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “2021 Credit Facility”). The 2021 Credit Facility provided for a $175.0 million senior secured revolving loan, including a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The 2021 Credit Facility also included an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the 2021 Credit Facility. The 2021 Credit Facility was set to mature on November 12, 2026. The obligations under the 2021 Credit Facility were secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.

Borrowings under the 2021 Credit Facility bore interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the 2021 Credit Facility) plus a margin ranging from 1.25% to 2.00% or (ii) the Base Rate (as defined in the 2021 Credit Facility), plus a margin of 0.25% to 1.00% with the applicable margin depending on the Company’s consolidated leverage ratio. In addition, the Company paid an unused commitment fee on the average daily unused portion of the 2021 Credit Facility, which ranged from 0.20% to 0.30% depending upon the Company’s consolidated leverage ratio. As of May 31, 2025, we had no debt outstanding and $1.0 million of outstanding letters of credit issued under the 2021 Credit Facility. As of May 31, 2025, there was $174.0 million remaining capacity under the 2021 Credit Facility.

The 2021 Credit Facility was available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the 2021 Credit Facility is included in Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On July 2, 2025, the Company, Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a credit agreement with the lenders that are party thereto and Bank of America, N.A. as administrative agent, L/C issuer and swingline lender (the “New Credit Facility”), and concurrently terminated the 2021 Credit Facility. The New Credit Facility provides for a secured revolving loan, available in an amount up to the lesser of $50.0 million and a borrowing base formula tied to eligible receivables, which includes a $10.0 million sublimit for the issuance of standby letters of credit. The New Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $15.0 million. The New Credit Facility will mature on November 30, 2029. The obligations under the New Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.

Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company's election (i) Term SOFR (as defined in the New Credit Facility) plus a margin ranging from 1.25% to 2.50% or (ii) the Base Rate (as defined in the New Credit Facility), plus a margin of 0.25% to 1.50%, in either case, with the applicable margin depending on the Company's Consolidated EBITDA (as defined in the New Credit Facility). The Company is also obligated to pay other customary facility fees for a credit facility of this size and type.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at a loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of May 31, 2025, the Company had no debt outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Our initiative to upgrade our technology platform, as described in “Fiscal 2025 Strategic Focus Areas” above, requires significant investments over multiple years. Such costs primarily include software licensing fees, third-party implementation and consulting fees, incremental costs associated with additional internal resources needed on the project and other costs in areas including change management and training. As of May 31, 2025, we capitalized $20.8 million related to the technology platform initiative; in addition, we recorded $5.5 million of expenses relating to these investments during fiscal 2025. We launched the new technology platform in most of North America in December 2024. We believe our current cash, ongoing cash flows from our operations and funding available under our Credit Facility will provide sufficient funds for these initiatives. As of May 31, 2025, we have non-cancellable purchase obligations totaling $8.7 million, which primarily consist of payments pursuant to the licensing arrangements that we have entered into in connection with this initiative: $4.4 million due during fiscal 2026; $2.9 million due during fiscal 2027; and $1.4 million due thereafter.

In addition, we pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our Board of Directors. Most recently, on April 29, 2025, our Board of Directors approved a cash dividend of $0.07 per share of our common stock, payable on July 21, 2025 to stockholders of record at the close of business on June 23, 2025. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the New Credit Facility and other agreements, and other factors deemed relevant by our Board of Directors.

On November 15, 2023, the Company acquired CloudGo pursuant to the terms of a Share Purchase Agreement entered into by and between the Company, CloudGo, and the shareholders of CloudGo (the “CloudGo SPA”). The Company paid initial cash consideration of $7.4 million (net of $0.3 million cash acquired). The CloudGo SPA also provides for contingent consideration of up to $12.0 million to be paid based on CloudGo’s revenue and operating profit margin performance during two one-year performance periods that begin after the acquisition date. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

On July 1, 2024, the Company entered into an Amended and Restated Membership Interest Purchase Agreement (the “Reference Point MIPA”) with Reference Point and the holder of all the outstanding membership interests of Reference Point, in which the Company acquired 100% of the membership interests of Reference Point. The Company paid cash consideration of $23.2 million (net of $0.2 million cash acquired). See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

As described under "Market Trends and Uncertainties" above, uncertain macroeconomic conditions including ambiguity around interest rates, softening labor markets, fluctuations in currency exchange rates, recent government and policy changes implemented in the United States, and tariff actions and uncertainties related to trade wars have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which have adversely impacted, and may continue to adversely impact, our financial results, operating cash flows and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making additional strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our New Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisitions, we may seek to sell additional equity securities, increase the use of our New Credit Facility, expand the size of our New Credit Facility or raise additional debt. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or the use of our New Credit Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. Our ability to secure additional financing in the future, if needed, will depend on several factors. These include our future profitability and the overall condition of the credit markets. Notwithstanding these considerations, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Operating Activities, Fiscal 2025 and 2024

Operating activities provided cash of $18.9 million in fiscal 2025 compared to $21.9 million in fiscal 2024. The cash provided by operations during fiscal 2025 was primarily due to a net loss of $191.8 million, offset by non-cash adjustments of $200.8 million, which included a $194.4 million non-cash goodwill impairment charge. Additionally, during fiscal 2025, net favorable changes in operating assets and liabilities totaled $9.9 million, primarily consisting of a $10.4 million decrease in trade accounts receivable and a $3.1 million increase in accrued salaries and related obligations, mainly due to the timing of our pay cycle, and a $1.9 million change in other liabilities. This favorable change was partially offset by a $3.6 million increase in prepaid expenses and other assets and a $1.2 million decrease in accounts payable and accrued expenses.

During fiscal 2024, cash provided from operations resulted from net income of $21.0 million and non-cash adjustments of $11.2 million. Additionally, during fiscal 2024, net unfavorable changes in operating assets and liabilities totaled $10.4 million, primarily consisting of a $24.5 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during fiscal 2024, a $9.9 million increase in other assets largely related to the investments in our technology implementation, a $3.3 million increase in prepaid income taxes, a $1.9 million decrease in other liabilities, and a $0.8 million increase in prepaids and other assets. These unfavorable changes are partially offset by a $29.6 million decrease in trade accounts receivable.

Investing Activities, Fiscal 2025 and 2024

Net cash used in investing activities was $13.6 million in fiscal 2025 compared to net cash used of $8.6 million in fiscal 2024. Net cash used in investing activities during fiscal 2025 was primarily related to the net $23.2 million of cash used for the acquisition of Reference Point and $2.7 million of cash used for the development of internal-use software and acquisition of property and equipment, partially offset by the $12.3 million in net proceeds from the sale of the Irvine office building. Net cash used in investing activities during fiscal 2024 was primarily related to the net $7.4 million acquisition of CloudGo and $1.1 million of costs incurred for the development of internal-use software and acquisition of property and equipment.

Financing Activities, Fiscal 2025 and 2024

For the past three fiscal years, the primary sources of cash in financing activities are borrowings under our 2021 Credit Facility, cash proceeds from the exercise of employee stock options and proceeds from the issuance of shares purchased under our ESPP. The primary uses of cash in financing activities are repayments under the 2021 Credit Facility, repurchases of our common stock and cash dividend payments to our stockholders.

Net cash used in financing activities totaled $27.7 million during fiscal 2025 compared to $20.7 million during fiscal 2024. Net cash used in financing activities during fiscal 2025 consisted of $13.0 million to purchase 1,382,820 shares of common stock on the open market and cash dividend payments of $18.6 million; these uses were partially offset by $3.9 million in proceeds received from ESPP share purchases and employee stock option exercises.

Net cash used in financing activities during fiscal 2024 consisted of $8.0 million to purchase 606,254 shares of common stock on the open market and cash dividend payments of $18.8 million; these uses were partially offset by $6.1 million in proceeds received from ESPP share purchases and employee stock option exercises.
For a comparison of our cash flow activities for the fiscal years ended May 25, 2024 and May 27, 2023, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 25, 2024, filed with the SEC on July 22, 2024 (File No. 0-32113).
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the 2021 Credit Facility that bore interest at a variable market rate.
As of May 31, 2025, we had approximately $86.1 million of cash and cash equivalents and no borrowings under our 2021 Credit Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
We may become exposed to interest rate risk related to fluctuations in the term SOFR rate used under our New Credit Facility. See “Liquidity and Capital Resources” above and Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion about the interest rate on our 2021 Credit Facility and New Credit Facility. As of May 31, 2025, we had no borrowings outstanding and $1.0 million of outstanding letters of credit issued under our 2021 Credit Facility.
Foreign Currency Exchange Rate Risk. For the year ended May 31, 2025, approximately 18.2% of our revenues were generated outside of the U.S. compared to approximately 17.8% of our revenues for the year ended May 25, 2024. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.
Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 54.2% of our cash and cash equivalents balances as of May 31, 2025 were denominated in U.S. dollars. The remaining amount of approximately 45.8% was comprised primarily of cash balances translated from Euros, Mexican Pesos, Canadian Dollar, Chinese Yuan, Indian Rupee, Japanese Yen and British Pound Sterling. This compares to approximately 59.2% of our cash and cash equivalents balances as of May 25, 2024 that were denominated in U.S. dollars and approximately 40.8% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan and Canadian Dollars. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.
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
RESOURCES CONNECTION, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Resources Connection, Inc. and its subsidiaries (the Company) as of May 31, 2025 and May 25, 2024, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2025, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and May 25, 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee of the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Annual and Interim Goodwill Impairment Assessments

As described in Notes 2 and 5 to the financial statements, the Company’s consolidated net goodwill balance was $28.8 million as of May 31, 2025. The Company tests for goodwill impairment at the reporting unit level at least annually on the first day of the last quarter of the fiscal year or more frequently if facts, events or circumstances indicate that the carrying amount of goodwill may not be recoverable.

On May 26, 2024, management realigned its reporting units due to a change in organizational structure. Reporting units under the former structure were tested for impairment prior to the realignment, and no impairment was identified. As a result of the realignment, the Company reallocated its existing goodwill to its new reporting units which resulted from the change in its operating segments. Goodwill was reassigned to each of the new reporting units using a relative fair value approach and reconciled to its market capitalization. Management assessed the goodwill of the new reporting units for impairment as of May 26, 2024 and determined that there was $3.8 million of goodwill impairment in the Europe & Asia Pacific reporting unit.

During the second, third and fourth quarters of 2025, the Company experienced a sustained decline in its stock price resulting in the market capitalization being less than the carrying value of the combined reporting units. After considering all available evidence in the evaluation of goodwill impairment indicators, management determined it appropriate to perform interim quantitative assessments of the reporting units during those periods. As a result of these quantitative assessments performed, the Company incurred an aggregate impairment charge of $190.6 million for fiscal year 2025 in the On-Demand Talent, Consulting and Europe & Asia Pacific reporting units.

The Company’s determination of the estimated fair value for each reporting unit was based on a market-based approach, income-based approach or a combination of both approaches. The market-based approach was based on the guideline public company method, which uses market multiples of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) for a group of comparable public companies. The income-based approach was based on the present value of discounted cash flows of each reporting unit, using the Company’s assumptions regarding revenue growth rates, forecasted gross profit margins, forecasted earnings and free cash flows, terminal period growth rates, and other economic and market trends. Additionally, the present value was based on applying a weighted average cost of capital, which considered long-term interest rates and cost of equity based on the reporting segment’s risk profile.

We identified the valuation of goodwill as a critical audit matter given the significant estimates and assumptions the Company makes to determine the fair value of the reporting unit including revenue growth rates, adjusted EBITDA margin and discount rates. Auditing the reasonableness of the Company’s estimates and assumptions required a high degree of auditor judgment and an increased audit effort, including the involvement of our valuation specialists.

Our audit procedures related to the valuation of goodwill for each reporting unit included the following, among others:
•We obtained an understanding of the relevant controls related to the Company’s goodwill valuation and tested such controls for design and operating effectiveness, including management’s review of the significant assumptions used in the estimate of fair value.

•We evaluated the reasonableness of management’s forecasts of revenue growth rates by comparing the forecasts to (1) historical results, and (2) external market data.
•We evaluated the reasonableness of management’s forecasts of adjusted EBITDA margin as a percentage of revenue by comparing the forecasts to the historical results, and comparison to guideline public companies.
•With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodologies and significant assumptions by:
•Evaluating the reasonableness of the discount rates by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
•Evaluating the appropriateness of the valuation methods used by management and testing the mathematical accuracy.

/s/ RSM US LLP
We have served as the Company’s auditor since 2012.
Irvine, California
July 28, 2025

RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	May 31, 2025	May 25, 2024
ASSETS
Current assets:
Cash and cash equivalents	$86,147	$108,892
Trade accounts receivable, net of allowances of $2,603 and $2,755 as of May 31, 2025 and May 25, 2024, respectively	99,210	108,515
Prepaid expenses and other current assets	10,246	6,888
Assets held for sale	-	8,909
Income taxes receivable	8,083	7,551
Total current assets	203,686	240,755
Goodwill	28,757	216,579
Intangible assets, net	18,978	9,573
Property and equipment, net	4,423	3,763
Operating right-of-use assets	22,551	11,899
Deferred tax assets	9,280	11,312
Other non-current assets	17,013	17,033
Total assets	$304,688	$510,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$13,902	$15,223
Accrued salaries and related obligations	47,931	41,999
Operating lease liabilities, current	5,149	4,735
Other liabilities	8,420	10,476
Total current liabilities	75,402	72,433
Long-term debt	-	-
Operating lease liabilities, non-current	20,156	8,586
Deferred tax liabilities	92	8,680
Other non-current liabilities	1,957	2,452
Total liabilities	97,607	92,151
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 37,027 and 36,194 shares issued, and 33,075 and 33,556 shares outstanding as of May 31, 2025 and May 25, 2024, respectively	370	363
Additional paid-in capital	400,180	389,720
Accumulated other comprehensive loss	(17,863)	(17,713)
Retained earnings (Accumulated deficit)	(121,575)	88,595
Treasury stock at cost, 3,952 and 2,638 shares as of May 31, 2025 and May 25, 2024, respectively	(54,031)	(42,202)
Total stockholders’ equity	207,081	418,763
Total liabilities and stockholders’ equity	$304,688	$510,914
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023
Revenue	$551,331	$632,801	$775,643
Direct cost of services	343,907	386,733	462,501
Gross profit	207,424	246,068	313,142
Selling, general and administrative expenses	202,024	208,864	228,842
Goodwill impairment	194,409	-	2,955
Amortization expense	5,880	5,378	5,018
Depreciation expense	1,868	3,050	3,539
Income (loss) from operations	(196,757)	28,776	72,788
Interest (income) expense, net	(544)	(1,064)	552
Other (income) expense	(138)	11	(382)
Income (loss) before income tax (benefit) expense	(196,075)	29,829	72,618
Income tax (benefit) expense	(4,295)	8,795	18,259
Net income (loss)	$(191,780)	$21,034	$54,359

Net income (loss) per common share:
Basic	$(5.80)	$0.63	$1.63
Diluted	$(5.80)	$0.62	$1.59

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,063	33,445	33,407
Diluted	33,063	33,895	34,185

Cash dividends declared per common share	$0.49	$0.56	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023

Net income (loss)	$(191,780)	$21,034	$54,359
Foreign currency translation adjustment, net of tax	(150)	(423)	(806)
Total comprehensive income (loss)	$(191,930)	$20,611	$53,553
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Other Comprehensive Loss	Retained Earnings (Accumulated deficit)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances as of May 28, 2022	34,352	$344	$355,502	1,155	$(19,651)	$(16,484)	$52,738	$372,449
Exercise of stock options	624	5	9,026	-	-	-	-	9,031
Stock-based compensation expense	-	-	9,270	-	-	-	-	9,270
Issuance of common stock purchased under Employee Stock Purchase Plan	393	4	5,995	-	-	-	-	5,999
Issuance of restricted stock	97	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	79	1	(1,763)	-	-	-	(5)	(1,767)
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,816)	(18,816)
Repurchase of common stock	-	-	-	915	(15,199)	-	-	(15,199)
Dividend equivalents on equity awards	-	-	628	-	-	-	(628)	-
Currency translation adjustment	-	-	-	-	-	(806)	-	(806)
Net income for the year ended May 27, 2023	-	-	-	-	-	-	54,359	54,359
Balances as of May 27, 2023	35,545	$355	$378,657	2,070	$(34,850)	$(17,290)	$87,648	$414,520
Exercise of stock options	32	1	451	-	-	-	-	452
Stock-based compensation expense	-	-	5,703	-	-	-	-	5,703
Issuance of common stock purchased under Employee Stock Purchase Plan	456	5	5,646	-	-	-	-	5,651
Issuance of restricted stock	75	1	(1)	(38)	648	-	(648)	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	86	1	(1,336)	-	-	-	-	(1,335)
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,839)	(18,839)
Repurchase of common stock	-	-	-	606	(8,000)	-	-	(8,000)
Dividend equivalents on equity awards	-	-	600	-	-	-	(600)	-
Currency translation adjustment	-	-	-	-	-	(423)	-	(423)
Net income for the year ended May 25, 2024	-	-	-	-	-	-	21,034	21,034
Balances as of May 25, 2024	36,194	$363	$389,720	2,638	$(42,202)	$(17,713)	$88,595	$418,763
Stock-based compensation expense	-	-	7,249	-	-	-	-	7,249
Issuance of common stock purchased under Employee Stock Purchase Plan	493	4	3,910	-	-	-	-	3,914
Issuance of restricted stock	80	1	(1)	(69)	1,170	-	(1,170)	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	260	2	(1,639)	-	-	-	-	(1,637)
Cash dividends declared ($0.49 per share)	-	-	-	-	-	-	(16,282)	(16,282)
Repurchase of common stock	-	-	-	1,383	(12,999)	-	-	(12,999)
Dividend equivalents on equity awards	-	-	938	-	-	-	(938)	-
Currency translation adjustment	-	-	3	-	-	(150)	-	(147)
Net loss for the year ended May 31, 2025	-	-	-	-	-	-	(191,780)	(191,780)
Balances as of May 31, 2025	37,027	$370	$400,180	3,952	$(54,031)	$(17,863)	$(121,575)	$207,081
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023
Cash flows from operating activities:
Net income (loss)	$(191,780)	$21,034	$54,359
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,748	8,428	8,557
Stock-based compensation expense	6,754	5,732	9,521
Contingent consideration adjustment	-	(4,400)	-
Loss on dissolution of subsidiaries	-	-	220
(Gain) loss on sale of assets	(3,687)	574	38
Impairment of goodwill	194,409	-	2,955
Adjustment to allowances	1,239	137	1,440
Deferred income taxes	(6,305)	440	(9,701)
Other, net	612	336	(268)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	10,416	29,631	13,552
Prepaid expenses and other current assets	(3,604)	(766)	294
Income taxes	(545)	(3,252)	30,027
Other assets	(83)	(9,862)	(4,067)
Accounts payable and other accrued expenses	(1,209)	305	1,551
Accrued salaries and related obligations	3,078	(24,531)	(21,535)
Other liabilities	1,856	(1,887)	(5,307)
Net cash provided by operating activities	18,899	21,919	81,636

Cash flows from investing activities:
Proceeds from sale of taskforce	-	-	5,953
Net proceeds from the sale of assets	12,309	-	2
Acquisition of Reference Point, net of cash acquired	(23,169)	-	-
Acquisition of CloudGo, net of cash acquired	-	(7,411)	-
Investments in property and equipment and internal-use software	(2,711)	(1,143)	(2,012)
Net cash (used in) provided by investing activities	(13,571)	(8,554)	3,943

Cash flows from financing activities:
Proceeds from exercise of stock options	-	465	10,070
Proceeds from issuance of common stock under Employee Stock Purchase Plan	3,914	5,651	5,999
Repurchase of common stock	(12,999)	(8,000)	(15,199)
Proceeds from Revolving Credit Facility	-	-	15,000
Repayments on Revolving Credit Facility	-	-	(69,000)
Payment of cash dividends	(18,646)	(18,825)	(18,784)
Net cash used in financing activities	(27,731)	(20,709)	(71,914)

Effect of exchange rate changes on cash	(342)	(548)	(1,105)
Net (decrease) increase in cash	(22,745)	(7,892)	12,560
Cash and cash equivalents at beginning of period	108,892	116,784	104,224
Cash and cash equivalents at end of period	$86,147	$108,892	$116,784

Supplemental cash flow disclosures
Income taxes paid (refund), net	$2,353	$11,161	$(2,913)
Interest paid	$354	$352	$962
Non-cash investing and financing activities
Capitalized leasehold improvements paid directly by landlord	$1,095	$-	$-
Dividends declared, not paid	$2,317	$4,695	$4,681
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company and its Business
Resources Connection, Inc. (the “Company”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals (“RGP”). RGP is a professional services firm focused on delivering consulting execution services that power clients’ operational needs and change initiatives utilizing a combination of bench and on-demand, expert and diverse talent. As a next-generation human capital partner for its clients, the Company specializes in leadership and co-delivery of enterprise initiatives typically precipitated by business transformation, strategic transactions, or regulatory change. The Company’s principal markets of operations are North America, Europe, and Asia Pacific.
The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal year 2025 consisted of three 13-week quarters and one 14-week fourth quarter for a total of 53 weeks. Fiscal years 2024 and 2023 consisted of four 13-week quarters and included a total of 52 weeks of activity in each fiscal year.
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
Reporting Segments
During the first quarter of fiscal 2025, the Chief Executive Officer announced a decision to reorganize the Company’s business by forming multiple discrete operational business units. To align the new operating model and financial reporting, the Company made management organizational changes and implemented new reporting modules and processes to provide discrete information to manage the business. During the first quarter of fiscal 2025, the Company completed its assessment of the Company's operating segments and identified the following newly defined operating segments:

•On-Demand Talent – this segment provides businesses with a go-to source for bringing in experts when they need them.

•Consulting – this segment drives transformation across people, processes and technology across domain areas including finance, technology and digital, risk and compliance and supply chain transformation.

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

•Sitrick – a crisis communications and public relations firm that provides corporate, financial, transactional and crisis communication and management services.
Each of these segments reports through a separate segment manager to the Company’s Chief Executive Officer and Chief Operating Officer, who are collectively designated as the Chief Operating Decision Maker (“CODM”) for segment reporting purposes. The Company's reportable segments are comprised of On-Demand Talent, Consulting, Europe & Asia Pacific, and Outsourced Services. Sitrick does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed under the “All Other” segment. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment.

On November 15, 2023, the Company acquired CloudGo Pte Ltd. and its subsidiaries (collectively, “CloudGo”). On July 1, 2024, the Company acquired Reference Point LLC (“Reference Point”). CloudGo and Reference Point are both reported as part of the Consulting operating segment. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements for further information.
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
The Company recognizes revenues primarily on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because it controls the services before they are transferred to the customers. The Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; c) is primarily responsible for fulfilling the promise to provide the service to the customer; and d) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as direct cost of services. Reimbursements received from clients were $4.4 million, $4.3 million and $4.7 million for the years ended May 31, 2025, May 25, 2024, and May 27, 2023, respectively.
Commissions earned by the Company’s sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. The Company elected to apply the practical expedient to expense sales commissions as incurred as the expected amortization period is one year or less. Sales commissions are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. During the years ended May 31, 2025, May 25, 2024 and May 27, 2023, sales commission expense was $3.1 million, $2.8 million, and $3.3 million, respectively.
The Company’s clients are contractually obligated to pay the Company for all hours billed. The Company invoices most of its clients on a weekly basis or, in certain circumstances, on a bi-weekly or monthly basis, and its typical arrangement of payment is due within 30 days. To a much lesser extent, in certain circumstances, the Company also earns revenue if one of its consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals, or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either RGP or their current employer of their decision; and c) the start date is within the Company’s current quarter. Conversion fees were 0.2% of revenue for the year ended May 31, 2025, and 0.3% of revenue for each of the years ended May 25, 2024 and May 27, 2023. Permanent placement fees were 0.1%, 0.2% and 0.3% of revenue for the years ended May 31, 2025, May 25, 2024 and May 27, 2023, respectively.
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
Per Share Information
The Company presents both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS is based upon the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive shares of common stock include the assumed exercise of outstanding in-the-money stock options, assumed issuance of common stock under the Company's 2019 Employee Stock Purchase Plan, as amended (“ESPP”), assumed release of outstanding restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) using the treasury stock method. However, potentially dilutive shares of common stock are excluded from the computation in periods in which they have an anti-dilutive effect.
During the year ended May 31, 2025, the Company incurred a net loss, and as a result potentially dilutive common shares issuable from the assumed exercise of stock options and the assumed release of shares of common stock under the outstanding ESPP, RSAs, RSUs, and PSUs awards were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table summarizes the calculation of net income (loss) per share for the years ended May 31, 2025, May 25, 2024 and May 27, 2023 (in thousands, except per share amounts):

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023

Net income (loss)	$(191,780)	$21,034	$54,359
Weighted-average shares outstanding:
Basic weighted-average shares	33,063	33,445	33,407
Effect of dilutive shares:
Weighted-average shares — Basic	33,063	33,445	33,407
Potentially dilutive stock options	-	48	359
Potentially dilutive employee stock purchase plan	-	14	8
Potentially dilutive restricted stock awards	-	56	64
Potentially dilutive restricted stock units	-	179	233
Potentially dilutive performance stock units	-	153	114
Diluted weighted-average shares outstanding	33,063	33,895	34,185
Net income (loss) per common share:
Basic	$(5.80)	$0.63	$1.63
Dilutive	$(5.80)	$0.62	$1.59
Anti-dilutive shares not included above	2,730	2,152	704
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
Level 3 – Unobservable inputs.
Contingent consideration liability is for estimated future contingent consideration payments related to the Company’s acquisitions. Total contingent consideration liabilities related to the acquisition of CloudGo were preliminarily valued at $4.4 million as of November 25, 2023 and zero as of May 31, 2025 and May 25, 2024, respectively. As a result, no further remeasurements or revisions are required. The fair value measurement of the liability was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the contingent consideration liability at these dates were the Company’s measures of the estimated payouts based on internally generated financial projections and discount rates. The fair value of contingent consideration liability will be remeasured on a quarterly basis until settlement by the Company using additional information as it becomes available, and any change in the fair value estimates will be recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. Future revisions to these significant unobservable inputs and the assumptions underlying them could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Other	(Write-offs)/ Recoveries	Ending Balance
Years Ended:
May 27, 2023	$2,121	$1,440	$1	$-	$(279)	$3,283
May 25, 2024	$3,283	$137	$5	$2	$(672)	$2,755
May 31, 2025	$2,755	$1,239	$(15)	$-	$(1,376)	$2,603
Assets and Liabilities Held for Sale
Assets and liabilities held for sale primarily represent property and equipment, and other assets and liabilities that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. The effect of suspending amortization on noncurrent assets held for sale is immaterial to the results of operations.
The Company records assets and liabilities held for sale at the lower of carrying value or fair value less cost to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale.
On February 24, 2024, the Company determined the asset groups associated with the Company's former corporate office in Irvine, California met the criteria of held for sale, since the Company intended to complete the sale of these assets within the twelve months following the end of the third quarter of fiscal 2024. The Company concluded that the offering price of the disposal assets was an approximate fair value. The Company sold its Irvine, California corporate office in August 2024. See Note 4 – Assets and Liabilities Held for Sale for further information.
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

Long-lived Assets
The Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is comprised of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. The Company recorded an impairment against its right of use (“ROU”) assets and leasehold improvements of zero, $0.2 million and zero for the years ended May 31, 2025, May 25, 2024 and May 27, 2023, respectively, primarily associated with exiting certain real estate leases as part of its restructuring initiatives. The impairment charges are included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations.
Goodwill and Intangible Assets
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization but the carrying value is tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. During the fourth quarter of fiscal 2024, the Company voluntarily changed the date of the annual impairment test from the last day of the fourth quarter to the first day of the fourth quarter to better align with our internal operations. This change was applied prospectively and was not material to the Company’s consolidated financial statements as it did not delay, accelerate or avoid an impairment charge.
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
Under the quantitative analysis, the fair value of the reporting units is determined by using a market-based approach, an income-based approach or a combination thereof. The market-based approach estimates fair value by applying revenue and EBITDA multiples to each reporting unit’s operating performance. The multiples are derived from guideline public companies with similar operating and investment characteristics to the Company's reporting units, and are evaluated and adjusted, if needed, based on specific characteristics of the reporting units relative to the selected guideline companies. The market-based approach requires the Company to make a series of assumptions that involve significant judgment, such as the selection of comparable companies and the evaluation of the multiples. The income-based approach estimates fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital that reflects the relevant risks associated with each reporting unit and the time value of money. The income approach also requires a series of assumptions that involve significant judgment, such as revenue projections and Adjusted EBITDA margin projections, which are based on historical experience and internal forecasts about future performance.
While the Company believes that the assumptions underlying its quantitative assessment are reasonable, these assumptions could have a significant impact on whether a non-cash impairment charge is recognized and the magnitude of such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of the reporting units will be consistent with the Company’s projections.

The Company’s identifiable intangible assets include customer contracts and relationships, and computer software, including internally-developed software. These assets are amortized on a straight-line basis over lives ranging from one to twelve years. For intangible assets subject to amortization, if the estimated undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. The Company reviewed its intangible assets and did not identify any impairment during the years ended May 31, 2025, May 25, 2024 and May 27, 2023.
See Note 5 —Goodwill and Intangible Assets for a further description of the Company’s goodwill and intangible assets, including information about the Company’s goodwill impairment assessment.

Leases
The Company currently leases office space, vehicles and certain equipment under operating leases expiring through 2034. At May 31, 2025, the Company had no finance leases. The Company’s operating leases are primarily for real estate, which include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of common area maintenance, operating expenses and real estate taxes applicable to the property. Variable payments are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease. None of the Company’s lease agreements contained residual value guarantees or material restrictive covenants. The Company has not entered into any real estate lease arrangements where it occupies the entire building. As such, the Company does not have any separate land lease components embedded within any of its real estate leases.
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
As of May 31, 2025 and May 25, 2024, the capitalized costs related to hosting arrangements incurred during the application development stage were $20.8 million and $16.1 million, respectively. These capitalized hosting arrangements are included in current and other non-current assets on the Consolidated Balance Sheets. During the years ended May 31, 2025 and May 25, 2024, amortization was $1.8 million and less than $0.2 million, respectively. No costs were amortized during the year ended May 27, 2023.
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
Share Repurchases and Retirement of Treasury Shares
The Company’s stock repurchase programs authorize the Company to repurchase shares at the discretion of the Company’s senior executives based on numerous factors, including, without limitation, share price and other market conditions, the Company’s ongoing capital allocation planning, the levels of cash and debt balances, and other demands for cash. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase its shares. Direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock.

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
Recent Accounting Pronouncements

Recently Issued Accounting Guidance

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses requiring disaggregated disclosure of certain expense captions into specified categories in the notes to financial statements on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with updates to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company expects to adopt this guidance in its fiscal year beginning May 30, 2027. The Company is evaluating the potential impact of this guidance on its financial statement disclosures.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance is intended to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has adopted ASU 2023-09 for fiscal year 2026, which began on June 1, 2025, and is in the process of implementing the related disclosure requirements.
Recently Adopted Accounting Guidance
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance is intended to improve reportable segment disclosure requirements for public entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit. This guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted this guidance in the fiscal year ending May 31, 2025. For additional information, refer to Note 18 – Segment Information and Enterprise Reporting.
Other recent changes in authoritative accounting pronouncements did not, or are not expected to, have a materially significant effect on the Company’s consolidated financial statements.
3. Acquisitions and Dispositions
Acquisition of Reference Point
On July 1, 2024, the Company entered into an Amended and Restated Membership Interest Purchase Agreement (the “Reference Point MIPA”) with Reference Point LLC (“Reference Point”) and the holder of all the outstanding membership interests of Reference Point LLC, in which the Company acquired 100% of the membership interests of Reference Point. Reference Point is a strategy, management, and technology consulting firm serving the financial services sector across four areas of focus: Strategy & Management, Risk & Regulatory Compliance, Digital & Technology and Data & Analytics. The Company paid cash consideration of $23.2 million (net of $0.2 million cash acquired).
Results of operations of Reference Point are included within the Consulting Services operating segment in the Consolidated Statements of Operations from the date of acquisition. Reference Point contributed $16.1 million of revenue and $1.9 million of operating income to the Consolidated Statements of Operations during the year ended May 31, 2025. During the year ended May 31, 2025, the Company recognized approximately $2.8 million of acquisition-related costs in connection with the acquisition of Reference Point that were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

In accordance with ASC 805 Business Combinations, the Company made an initial provisional allocation of the purchase price for Reference Point based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill. The Company’s purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company recorded total intangible assets consisting of $14.4 million for customer relationships (to be amortized over 12 years), $0.7 million related to a non-compete agreement (to be amortized over 5 years) and $0.6 million for trade name (to be amortized over 1 year). The Company also recorded $6.9 million of goodwill, which is expected to be deductible for tax purposes. The goodwill is attributable primarily to expected synergies and the assembled workforce of Reference Point.
The following table summarizes the consideration for the acquisition of Reference Point and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:
Fair value of consideration transferred (in thousands):

Cash	$23,417
Recognized provisional amounts of identifiable assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$248
Trade accounts receivable (1)	2,013
Prepaid expenses and other current assets	52
Intangible assets	15,720
Property and equipment	28
Other non-current assets	63
Total identifiable assets	18,124
Accounts payable and other accrued expenses	47
Accrued salaries and related obligations	988
Other liabilities	527
Total liabilities assumed	1,562
Net identifiable assets acquired	16,562
Goodwill	6,855
Net assets acquired	$23,417
(1)As of the acquisition date, the gross contractual amount of accounts receivable of $2.0 million was expected to be fully collected, and was fully collected during fiscal 2025.
The weighted-average useful life of all Reference Point's intangible assets is 11.3 years.
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
In addition, the CloudGo SPA provides for contingent consideration of up to $12.0 million to be paid based on CloudGo’s revenue and operating profit margin performance during two one-year performance periods that began after the acquisition date. The Company determined the fair value of the contingent consideration as of the acquisition date using the Monte Carlo simulation model and the application of an appropriate discount rate (Level 3 fair value). The preliminary fair value of the contractual obligation to pay the contingent consideration amounted to $4.4 million. Due to a revision in the Company's estimate in the fourth quarter of fiscal 2024, the Company decreased the fair value of the CloudGo contingent consideration liability to zero. The Company has concluded that a fair value of zero for the contingent consideration liability as of May 31, 2025 was appropriate. The estimate of fair value of contingent consideration liability requires assumptions to be made of various levels of potential revenue and operating profit performance as well as discount rates.

Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.
Results of operations of CloudGo are included within the Consulting Services operating segment in the Consolidated Statements of Operations from the date of acquisition. CloudGo contributed $6.5 million and $4.2 million of revenue to the consolidated results of operations during the years ended May 31, 2025 and May 25, 2024, respectively. During the year ended May 25, 2024, the Company recognized approximately $2.0 million of acquisition-related costs in connection with the acquisition of CloudGo. Such costs were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
In accordance with ASC 805 Business Combinations, the Company made an allocation of the purchase price for CloudGo based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill. The Company’s purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company recorded total intangible assets consisting of $3.1 million for customer relationships (to be amortized over 9 to 12 years). The Company also recorded $9.6 million of goodwill. The goodwill is attributable primarily to expected synergies and the assembled workforce of CloudGo.
The following table summarizes the consideration for the acquisition of CloudGo and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:
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
The weighted-average useful life of CloudGo’s customer relationships and intangible assets is approximately 10.9 years.

Dispositions

During fiscal 2023, the Company completed the dissolution of the following three foreign subsidiaries: Compliance.co.uk Ltd, Resources Compliance (UK) Ltd and RGP Poland spolka z ograniczona odpowiedzialnoscia. The Company recognized a total net loss on dissolutions of $0.5 million during fiscal 2023. This net loss was primarily related to the recognition of the accumulated translation adjustment associated with the foreign subsidiaries, which was reclassified from accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet and included in selling, general and administrative expenses in the Company’s Consolidated Statement of Operations for the year ended May 27, 2023.

None of the markets sold or exited in fiscal 2023 were considered strategic components of the Company’s operations.
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
The Company entered into a Purchase and Sale Agreement dated May 15, 2024, and as amended and restated as of May 20, 2024, with a third-party buyer for the sale of its Irvine building. In August 2024, the Company completed the sale for total consideration of $13.0 million, resulting in a net gain of $3.4 million. The sale does not constitute a discontinued operation. As such, the gain has been recorded as a reduction of selling, general, and administrative expenses in the Consolidated Statement of Operations for the year ended May 31, 2025.
5. Goodwill and Intangible Assets
As described in Note 2 – Summary of Significant Accounting Policies, the Company performs its annual impairment test for goodwill impairment in the fourth quarter, unless indicators of impairment exist, the Company will perform interim quantitative goodwill impairment analysis more frequently. As a result of impairment indicators related to business performance and decline in share price throughout the fiscal year, the Company performed four interim quantitative goodwill impairment assessments for its reporting units, each of which is also a reporting segment, and recorded an aggregate impairment charge of $194.4 million for fiscal 2025.
During the year ended May 25, 2024, the Company performed an annual goodwill impairment on its reporting units and elected to perform a quantitative goodwill impairment analysis. As a result of the quantitative impairment test performed on February 25, 2024, the Company concluded that there was no goodwill impairment. There were no changes in facts, circumstances or events from February 25, 2024 through May 25, 2024, the end of the fiscal year, that would give rise to modifying the conclusion regarding goodwill impairment assessment or require further testing,
During the year ended May 27, 2023, the Company completed an interim goodwill impairment analysis in the third fiscal quarter for Sitrick, which is included in Other Segments. Many of Sitrick’s target clients were impacted by the initial closures of U.S. courts during the COVID-19 pandemic and the continued lingering impact on the court system despite the reopening, resulting in less opportunities and a slower revenue conversion typically provided by Sitrick. The Company determined that the carrying value of Sitrick, also a reporting unit, was in excess of its fair value and recorded a non-cash impairment charge of $3.0 million. This impairment reduced the goodwill within the Other Segments to zero as of May 27, 2023.
The Company’s determination of the estimated fair value may be based on the market-based approach, the income-based approach or a combination of both approaches. The market-based approach was based on the guideline public company method, which uses market multiples of revenue and earnings before interest, taxes, depreciation and amortization for a group of comparable public companies. The income-based approach was based on the present value of discounted cash flows of each reporting unit, using the Company’s assumptions regarding revenue growth rates, forecasted gross profit margins, forecasted earnings and free cash flows, terminal period growth rates, and other economic and market trends. Additionally, the present value was based on applying a weighted average cost of capital, which considered long-term interest rates and cost of equity based on the reporting segment’s risk profile. As part of the goodwill impairment test, the Company reconciled the aggregated estimated fair value of the Company's operating segments to the Company’s market capitalization, including consideration of any asymmetry in information, and control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company.
Fourth Quarter 2025 Interim Impairment Assessments

During the fourth quarter of fiscal 2025, and subsequent to the Company's annual impairment test date, a decrease in market capitalization and slow business recovery in the Consulting segment triggered a goodwill impairment assessment. Using a combination of income-based and market-based approaches to determine the fair value of its reporting units with associated goodwill, the Company determined that the carrying value of the Consulting segment exceeded its fair value by $58.8 million. In addition to recording this excess as a goodwill impairment charge, the Company also recorded a $10.2 million charge related to the deferred tax impacts from the excess carrying value. The Company therefore recorded an aggregate of $69.0 million in goodwill impairment charges for the Consulting segment.
Third Quarter 2025 Interim Impairment Assessments

During the third quarter of fiscal 2025, slow business recovery in the On-Demand Talent and Consulting segments triggered a goodwill impairment assessment. Using a combination of income-based and market-based approaches to determine the fair value of its reporting units with associated goodwill, the Company determined that the carrying values of On-Demand Talent and Consulting segments exceeded their fair values. As a result, a non-cash goodwill impairment charge of $42.0 million was recorded, comprised of excess in carrying value over fair value of $12.4 million for On-Demand Talent and $24.8 million for Consulting, as well as a $4.8 million related to deferred tax impacts from the charge recorded in the Consulting segment.
Second Quarter 2025 Interim Impairment Assessments

During the second quarter of fiscal 2025, a decrease in market capitalization and slower-than-expected recovery in the On-Demand Talent and Europe and Asia Pacific segments triggered a goodwill impairment assessment. Using a combination of income-based and market-based approaches to determine the fair value of its reporting units with goodwill, the Company determined that the carrying values of On-Demand Talent and Europe and Asia Pacific segments exceeded their fair values. As a result, a non-cash goodwill impairment charge of $79.5 million was recorded, comprised of the excess in carrying value over fair value of $48.4 million for On-Demand Talent and $21.7 million for Europe and Asia Pacific, as well as $9.3 million related to deferred tax impacts from the charges recorded in the On-Demand Talent segment.
First Quarter 2025 Interim Impairment Assessments

During the first quarter of fiscal 2025, concurrent with the change in the Company’s operating segments, which were aligned to the Company’s reporting units and reportable segments, the Company allocated goodwill to each of its reporting units under the new organizational structure on a relative fair value basis. The Company estimated the fair values of the reporting units based on the income-based approach. As a result, a non-cash goodwill impairment charge of $3.9 million was recorded for the excess in carrying value over fair value of the Europe and Asia Pacific segment.

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

The following table summarizes the activity in the Company’s goodwill balance. The balance as of May 25, 2024 was recast to reflect the impact of the Company's change in segment reporting and the final fair value allocation of the reporting units that became effective during the first quarter of fiscal 2025 (in thousands):

	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other	Total
Balance as of May 27, 2023	$70,202	$82,115	$25,648	$28,757	$-	$206,722
Acquisition (see Note 3)	-	9,637	-	-	-	9,637
Impact of foreign currency exchange rate changes	-	18	202	-	-	220
Balance as of May 25, 2024	$70,202	$91,770	$25,850	$28,757	$-	$216,579
Acquisition (see Note 3)	-	6,855	-	-	-	6,855
Goodwill Impairment	(70,202)	(98,625)	(25,582)	-	-	(194,409)
Impact of foreign currency exchange rate changes	-	-	(268)	-	-	(268)
Balance as of May 31, 2025	$-	$-	$-	$28,757	$-	$28,757
The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands, except for estimated useful life):

		As of May 31, 2025			As of May 25, 2024
	Estimated Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount

Customer contracts and relationships	7 - 12 years	$39,500	$(21,160)	$18,340	$25,100	$(16,858)	$8,242
Computer software	3 - 3.5 years	-	-	-	7,870	(6,539)	1,331
Trade names	1 year	600	(550)	50	-	-	-
Non-Compete Agreements	5 years	720	(132)	588	-	-	-
Total		$40,820	$(21,842)	$18,978	$32,970	$(23,397)	$9,573
The remaining weighted-average useful life of all of the Company’s intangible assets is approximately 4.7 years.

For the year ended May 31, 2025, the Company determined that the computer software component of its intangible assets no longer provides future economic benefit and recorded a $0.4 million charge to write-off the unamortized asset.
The Company recorded amortization expense of $5.9 million, $5.4 million, and $5.0 million for the years ended May 31, 2025, May 25, 2024 and May 27, 2023, respectively. The following table presents future estimated amortization expense based on existing intangible assets held for use (in thousands):

Fiscal Years:
2026	$3,829
2027	1,859
2028	1,633
2029	1,633
2030 and thereafter	$10,024
Total	$18,978
Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.
6. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of May 31, 2025	As of May 25, 2024
Computers, equipment and software	6,859	8,303
Leasehold improvements	10,253	10,719
Furniture	4,346	4,417
Property and equipment, gross	$21,458	$23,439
Less: accumulated depreciation and amortization	(17,035)	(19,676)
Property and equipment, net	$4,423	$3,763
On February 24, 2024, the Company determined the asset groups associated with its former corporate office in Irvine, California met the criteria of held for sale. As a result, the Company transferred such asset groups previously used in operations to assets held for sale in its Consolidated Balance Sheet as of May 25, 2024. The Company's corporate office in Irvine, California was subsequently sold in August 2024. See Note 4 - Assets and Liabilities Held for Sale for more information.
7. Leases
Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023
Operating lease cost	$7,096	$7,280	$7,242
Short-term lease cost	297	192	118
Variable lease cost	1,367	1,586	1,279
Sublease income (1)	(702)	(740)	(516)
Total lease cost	$8,058	$8,318	$8,123
(1)Sublease income represents rental income received by the Company as sublessor.

Following the sale of the building in Irvine, California, on August 1, 2024, the Company entered into a lease agreement for an office space in Irvine. The lease commenced on November 1, 2024 and has an expiration date of June 30, 2032. See Note 4 – Assets Held for Sale for further discussion. The average annual rent for the lease term will be $0.7 million.
On December 20, 2023, the Company entered into a lease agreement for an office space in New York that commenced on July 1, 2024 with an expiration date of July 31, 2034. The annual fixed rent for the first five years and the last five years are $1.2 million and $1.3 million respectively.
The weighted-average lease terms and discount rates for operating leases are presented in the following table:

	As of May 31, 2025	As of May 25, 2024
Weighted-average remaining lease term	6.2 years	3.5 years
Weighted-average discount rate	5.12%	4.37%
Cash flow and other information related to operating leases is included in the following table (in thousands):

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$7,005	$8,406	$9,258
Right-of-use assets obtained in exchange for new operating lease obligations	$16,252	$3,707	$4,688
Future maturities of operating lease liabilities at May 31, 2025 are presented in the following table (in thousands):

Fiscal Years	Operating Lease Maturity
2026	$6,657
2027	4,909
2028	4,491
2029	3,638
2030	2,902
Thereafter	7,713
Total future lease payments	30,310
Less: interest	(5,005)
Present value of operating lease liabilities	$25,305
The Company owned no assets that it leases to third-parties, as a lessor, at May 31, 2025. Prior to the sale of the company-owned building located in Irvine, California to independent third parties, as described in Note 4 – Assets Held for Sale, the Company, as lessor, had operating lease agreements for office space with independent third parties for which it received rental income during the years ended May 31, 2025, May 25, 2024 and May 27, 2023 totaling $8,000, $142,000 and $195,000, respectively. The terms of those operating lease agreements were terminated upon the sale of the building.
8. Long-Term Debt
Prior to July 2, 2025, the Company had a revolving credit facility with Bank of America, pursuant to the terms of the credit Agreement dated November 12, 2021 by the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “2021 Credit Facility”). The 2021 Credit Facility provided for a $175.0 million senior secured revolving loan, which included a $10.0 million sublimit for the issuance of standby letters of credit and a swingline sublimit of $20.0 million. The 2021 Credit Facility also included an option to increase the amount of the revolving loan up to an additional $75.0 million, subject to the terms of the 2021 Credit Facility. The 2021 Credit Facility was originally set to mature on November 12, 2026; however it was terminated on July 2, 2025 in connection with a new credit agreement entered into between the Company, and Resources Connection LLC, as borrowers, and all of the

Company’s domestic subsidiaries, as guarantors, with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “New Credit Facility”). See Note 19 - Subsequent Events for further discussion.
The obligations under the 2021 Credit Facility were secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.
On December 31, 2024 and March 28, 2025, the parties then entered into amendments to the 2021 Credit Agreement (collectively, the “Fiscal 2025 Amendments”) to waive the Company's non-compliance with a financial covenant related to the consolidated interest coverage ratio under the Credit Agreement due to the goodwill impairment recognized during the second and third quarters of fiscal 2025, respectively. The Fiscal 2025 Amendments also amended certain definitions under the Credit Agreement to exclude the impact of goodwill impairments recognized in the first, second, and third quarters of fiscal 2025.
As of May 31, 2025 and May 25, 2024, the Company had no debt outstanding under the 2021 Credit Facility. In addition, the Company had $1.0 million and $1.4 million of outstanding letters of credit issued under the 2021 Credit Facility as of May 31, 2025 and May 25, 2024, respectively. As of May 31, 2025, there was $174.0 million of remaining capacity under the 2021 Credit Facility.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of May 31, 2025, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($1.9 million based on the prevailing exchange rate on May 31, 2025) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.
9. Income Taxes
The following table represents the current and deferred income tax expense (benefit) for federal, state and foreign income taxes attributable to operations (in thousands):

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023
Current:
Federal	$51	$3,245	$19,317
State	(387)	1,422	6,323
Foreign	2,296	3,596	2,945
	1,960	8,263	28,585
Deferred:
Federal	(6,540)	935	(6,613)
State	(1,793)	273	(1,357)
Foreign	2,078	(676)	(2,356)
	(6,255)	532	(10,326)
Income tax expense (benefit)	$(4,295)	$8,795	$18,259

Income (loss) before income tax expense (benefit) is as follows (in thousands):

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023
Domestic	$(181,733)	$23,084	$60,835
Foreign	(14,342)	6,745	11,783
Income (loss) before income tax expense (benefit)	$(196,075)	$29,829	$72,618
The income tax expense (benefit) differs from the amount that would result from applying the federal statutory rate as follows:

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023
Statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.0	4.6	5.6
Non-U.S. rate adjustments	(0.3)	2.8	1.4
Stock-based compensation	(0.6)	2.2	(0.1)
Valuation allowance	(8.6)	5.8	(1.7)
U.S. international tax impact, net of credits	(0.3)	0.9	0.4
Contingent consideration	-	(3.1)	-
Section 986(c) foreign exchange loss	-	(1.3)	-
Capital loss carryforward	-	(6.2)	-
Goodwill impairment	(9.8)	-	-
Permanent items	(0.2)	2.5	0.3
Return-to-provision & other adjustments	0.1	(0.5)	(1.6)
Other, net	(0.1)	0.8	(0.2)
Effective tax rate	2.2%	29.5%	25.1%

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

The components of the net deferred tax asset (liability) consist of the following (in thousands):

	As of May 31, 2025	As of May 25, 2024
Deferred tax assets:
Allowance for credit losses	$369	$482
Accrued compensation	3,583	4,089
Accrued expenses	1,215	970
Lease liability	6,684	3,345
Stock options and restricted stock	2,770	3,870
Foreign tax credit	345	477
Net operating losses	19,632	17,714
Capital loss carryforwards	1,606	2,343
State taxes	-	113
Property and equipment	520	782
Goodwill and intangibles	7,700	-
Gross deferred tax asset	44,424	34,185
Valuation allowance	(29,402)	(8,550)
Gross deferred tax asset, net of valuation allowance	15,022	25,635
Deferred tax liabilities:
ROU asset	(5,834)	(2,911)
Outside basis difference - Sweden investment	-	(262)
Goodwill and intangibles	-	(19,830)
Net deferred tax asset	$9,188	$2,632
The Organisation for Economic Co-operation and Development (“OECD”) has released an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules to reform international corporate taxation and introduce a new 15% global minimum tax applicable to large multinational corporations. Certain jurisdictions have enacted or substantively enacted the Pillar Two legislations. We have considered the applicability of such global implementations and determined that it does not have a material impact on our consolidated financial statements in fiscal 2025. We will continue to monitor and evaluate global implementation of Pillar Two legislations.

Additionally, we are continuing to monitor new guidance with regard to the new corporate alternative minimum tax (“CAMT”) and its applicability. We have considered the applicability of the CAMT and determined that it does not have a material impact on our consolidated financial statements in fiscal 2025.

The Company recognized a tax benefit of approximately $1.5 million, $1.3 million and $2.1 million for the years ended May 31, 2025, May 25, 2024 and May 27, 2023, respectively, associated with the exercise of nonqualified stock options, vesting of restricted stock awards, restricted stock units, performance-based stock units, and disqualifying dispositions by employees of shares acquired under the Company's Employee Stock Purchase Plan.

The Company has tax-effected foreign net operating loss carryforwards of $18.9 million ($76.1 million on a gross basis), tax-effected federal net operating loss carryforwards of $0.1 million, tax-effected state net operating loss carryforwards of $0.7 million, capital loss carryforwards of $1.6 million, and foreign tax credit carryforwards of $0.3 million. The federal net operating loss is carried forward indefinitely, but it may only reduce 80% of taxable income in a carryforward tax year. The state net operating loss carryforwards will expire beginning in fiscal 2030, the capital loss carryforwards will expire in fiscal 2028, and the foreign tax credits will expire beginning in fiscal 2028. The following table summarizes the foreign net operating losses expiration periods (in thousands):

Expiration Periods	Amount of Net Operating Losses
Fiscal Years Ending:
2026	$1
2027 and beyond	2,113
Unlimited	74,019
Total	$76,133
The following table summarizes the activity in the Company’s valuation allowance accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Ending Balance
Years Ended:
May 27, 2023	$8,249	$(1,343)	$(392)	$6,514
May 25, 2024	$6,514	$1,964	$72	$8,550
May 31, 2025	$8,550	$20,450	$402	$29,402

Realization of deferred tax assets is dependent upon generating sufficient future taxable income of the appropriate character. Management believes that it is more likely than not that all remaining deferred tax assets will be realized through future taxable earnings. Given the current economic outlook, management believes there is a reasonable possibility that within the next 12 months, sufficient evidence may become available to allow it to reach a conclusion to establish or release a valuation allowance on the deferred tax assets of certain foreign entities.

We repatriated $2.9 million from our Japan subsidiary during the year ended May 31, 2025. Remaining unremitted earnings as of May 31, 2025 in our Japan subsidiary are intended to be indefinitely reinvested in our Japan subsidiary's operations and growth. Going forward, the indefinite reversal criteria will apply only to the portion of our Japan subsidiary’s unremitted earnings that are needed for its ongoing operations and growth. Deferred income taxes have not been provided on the undistributed earnings of approximately $30.4 million from the Company's foreign subsidiaries as of May 31, 2025 since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company's foreign subsidiaries were to be distributed, management estimates that the income tax impact would be immaterial as a result of the transition tax and federal dividends received deduction for foreign source earnings provided under the US Tax Cuts and Jobs Act of 2017.
The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023
Unrecognized tax benefits, beginning of year	$1,033	$962	$908
Gross increases-tax positions in prior period	82	71	54
Unrecognized tax benefits, end of year	$1,115	$1,033	$962
The Company’s total liability for unrecognized gross tax benefits was $1.1 million, $1.0 million and $1.0 million as of May 31, 2025, May 25, 2024 and May 27, 2023, respectively, which, if ultimately recognized, any differences in assessment or non-assessment would impact the effective tax rate in future periods. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities as management does not anticipate any cash payments within 12 months to settle the liability.
The Company’s major income tax jurisdiction is the U.S., with federal statutes of limitations remaining open for fiscal 2020 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2020 and thereafter. Most major foreign jurisdictions remain open for fiscal years ended 2020 and thereafter.
The Company recognizes interest and penalties related to unrecognized tax benefits as a part of its provision for income taxes. During the fiscal years ended May 31, 2025, May 25, 2024 and May 27, 2023, the Company accrued interest of $82,000, $71,000 and $54,000, respectively, as a component of the liability for unrecognized tax benefits. The Company's cumulative accrued interest was $267,000, $185,000 and $114,000 as of May 31, 2025, May 25, 2024 and May 27, 2023, respectively.
10. Accrued Salaries and Related Obligations
Accrued salaries and related obligations consist of the following (in thousands):

	As of May 31, 2025	As of May 25, 2024
Accrued salaries and related obligations	$17,807	$14,450
Accrued bonuses	14,911	9,039
Accrued vacation	15,213	18,510
	$47,931	$41,999
11. Concentrations of Credit Risk
The Company currently maintains cash and cash equivalents in commercial paper or money market accounts.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s client base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s clients could result in an increase in the allowance for anticipated losses. No single client accounted for more than 10% of revenue for the years ended May 31, 2025, May 25, 2024 and May 27, 2023. No single client accounted for more than 10% of trade accounts receivable as of May 31, 2025, or May 25, 2024.
12. Stockholders’ Equity
Stock Repurchase Program
The Company’s Board of Directors has previously approved two stock repurchase programs authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. In July 2015, the first program was authorized for an aggregate dollar limit not to exceed $150 million, and in October 2024, the second program was authorized for an additional dollar limit not to exceed $50 million (collectively, the “Stock Repurchase Programs”). Subject to the aggregate dollar limits, the currently authorized Stock Repurchase Programs do not have an expiration date. Repurchases under the programs may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. During the years ended May 31, 2025 and May 25, 2024, respectively, the Company purchased 1,382,820 and 606,254 shares of its common stock on the open market at an average price of $9.40 and $13.20 per share, for an aggregate total purchase price of approximately $13.0 million and $8.0 million. As of May 31, 2025, approximately $79.2 million remained available for future repurchases of the Company’s common stock under the Stock Repurchase Programs.

Quarterly Dividend
Subject to approval each quarter by its Board of Directors, the Company pays a regular dividend. On April 29, 2025, the Board of Directors approved a regular quarterly dividend of $0.07 per share of the Company’s common stock. The dividend was paid on July 21, 2025 to stockholders of record at the close of business on June 23, 2025. As of May 31, 2025 and May 25, 2024, approximately $2.3 million and $4.7 million was accrued and recorded in other current liabilities in each of the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the Company’s current credit agreements and other agreements, and other factors deemed relevant by the Board of Directors.
13. Revenue Recognition
The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and contract liabilities.
Contract assets represent the Company’s rights to consideration for completed performance under the contract (e.g., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $30.7 million, $29.3 million, and $35.4 million as of May 31, 2025, May 25, 2024, and May 27, 2023, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.
Contract liabilities represent deferred revenue when cash is received in advance of performance and are presented in other liabilities in the Consolidated Balance Sheets. Contract liabilities were $4.3 million, $3.5 million, and $3.1 million as of May 31, 2025, May 25, 2024, and May 27, 2023, respectively. Revenues recognized during the year ended May 31, 2025 that were included in deferred revenues as of May 25, 2024 were $1.9 million. Revenues recognized during the year ended May 25, 2024 that were included in deferred revenues as of May 27, 2023 were $2.5 million. Revenues recognized during the year ended May 27, 2023 that were included in deferred revenues as of May 28, 2022 were $3.0 million.
14. Restructuring Activities
During fiscal 2024, the Company initiated a cost reduction plan, including a reduction in force (the “U.S. Restructuring Plan”) intended to reduce costs and streamline operations, which resulted in a reduction of approximately 12% of the Company’s U.S. management and administrative workforce. The Company incurred employee termination costs of $4.1 million associated with the U.S. Restructuring Plan within its RGP segment during the year ended May 25, 2024, which were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations. The U.S. Restructuring Plan was substantially completed during the year ended May 25, 2024. The Restructuring adjustments and costs of $(0.4) million for the year ended May 27, 2023 related to restructuring efforts in previous fiscal years.
In December, 2024, the Company authorized a global cost reduction plan, including a reduction in force (the “2025 Restructuring Plan”) intended to reduce costs and streamline operations. In May 2025, the Company authorized additional global cost reductions. The 2025 Restructuring Plan resulted in a reduction of force of the Company’s global management and administrative workforce. The Company incurred employee termination costs associated with the 2025 Restructuring Plan, which were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations. Restructuring costs were $5.1 million for the year ended May 31, 2025.
The restructuring liability was nominal and $0.8 million as of May 31, 2025 and May 25, 2024, respectively.
15. Stock-Based Compensation Plans
General
The Company’s stockholders approved the 2020 Plan on October 22, 2020, which replaced and succeeded in its entirety the 2014 Plan. On October 17, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 Plan, which increased the maximum number of shares of the Company’s common stock authorized for issuance under the 2020 Plan by 815,000 shares. Executive officers and certain employees, as well as non-employee directors of the Company and certain consultants and advisors are eligible to participate in the 2020 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2020 Plan equals: (1) 815,000 shares, plus (2) 1,797,440 (which represents the number of shares that were available for additional award grant purposes under the 2014 Plan immediately prior to the termination of the authority to grant new awards under the 2014 Plan as of October 22, 2020), plus (3) the number of any shares subject to stock options granted under the 2014 Plan or the Resources Connection, Inc. 2004 Performance Incentive Plan (together with the 2014 Plan, the “Prior Plans”) and outstanding as of October 22, 2020 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (4) the number of any shares subject to restricted stock and restricted stock unit awards granted under the Prior Plans that are outstanding and unvested as of October 22, 2020 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested.
Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted restricted stock, restricted stock units and stock option awards under the 2020 Plan that typically vest in equal annual installments, and performance stock unit awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for restricted stock, restricted stock units and stock option awards range from three years to four years. The performance period for the performance stock unit awards is three years. As of May 31, 2025, there were 1,308,213 shares available for further award grants under the 2020 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense included in selling, general and administrative expenses was $6.8 million, $5.7 million and $9.5 million for the years ended May 31, 2025, May 25, 2024 and May 27, 2023, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, restricted stock awards, restricted stock unit awards and performance stock unit awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. The Company recognized a tax benefit of approximately $1.6 million, $1.1 million, and $2.0 million, associated with such stock-based compensation expense for the years ended May 31, 2025, May 25, 2024, and May 27, 2023, respectively.
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
Stock Options
The following table summarizes the stock option activity for the year ended May 31, 2025 (in thousands, except weighted average exercise price):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Awards outstanding at May 25, 2024	2,185	$16.36	3.21	$-
Exercised	-	-
Forfeited	-	-
Expired	(658)	15.29
Awards outstanding at May 31, 2025	1,527	$16.89	2.62	$-
Exercisable at May 31, 2025	1,527	$16.89	2.62	$-
Vested and expected to vest as of May 31, 2025 (1)	1,527	$16.89	2.62	$-

(1)The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to options not yet vested. As of May 31, 2025, all outstanding options have met the vesting requirement.

The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $5.22 as of May 30, 2025 (the last trading day of fiscal 2025), which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value related to stock options exercised during the years ended May 25, 2024 and May 27, 2023 was $0.5 million and $11.9 million, respectively. The total estimated fair value of stock options that vested during the years ended May 25, 2024 and May 27, 2023 was $0.3 million and $1.2 million, respectively. There were no stock options exercised during the year ended May 31, 2025.
As of May 31, 2025, there was no unrecognized compensation cost related to unvested and outstanding employee stock options.
Valuation and Expense Information for Stock Based Compensation Plans
There were no employee stock options granted during the years ended May 31, 2025 and May 25, 2024.
Employee Stock Purchase Plan
On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.
The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 492,858, 455,678 and 393,060 shares of common stock pursuant to the ESPP for the years ended May 31, 2025, May 25, 2024 and May 27, 2023, respectively. There were 830,388 shares of common stock available for issuance under the ESPP as of May 31, 2025.
Restricted Stock Awards
The following table summarizes the activities for the unvested restricted stock awards for the year ended May 31, 2025 (in thousands, except weighted average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	223	$15.84
Granted	149	$8.91
Vested	(103)	$16.41
Forfeited	-	$-
Unvested as of May 31, 2025	269	$11.80
Expected to vest as of May 31, 2025	262	$11.71
As of May 31, 2025, there was $2.3 million of total unrecognized compensation cost related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 1.56 years. The weighted average estimated fair value per share of restricted stock awards granted during the years ended May 31, 2025, May 25, 2024 and May 27, 2023 was $8.91, $13.79 and $18.31, respectively.
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
The Company also grants RSUs to its employees under the 2020 Plan, which are classified as equity awards. The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the year ended May 31, 2025 (in thousands, except weighted average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	615	$14.91	48	$15.64	663	$14.96
Granted (1)	1,081	9.95	45	8.68	1,126	9.90
Vested	(263)	14.45	(30)	12.93	(293)	14.29
Forfeited	(110)	12.95	-	-	(110)	12.95
Unvested as of May 31, 2025	1,323	$11.16	63	$11.95	1,386	$11.20
Expected to vest as of May 31, 2025	1,120	$11.17	63	$11.95	1,183	$11.21
(1)The dividend equivalents are included in the granted shares.
As of May 31, 2025, there was $8.8 million of total unrecognized compensation cost related to unvested RSUs (which are the RSUs granted under the 2020 Plan that settle in shares of the Company’s common stock). The cost is expected to be recognized over a weighted-average period of 2.13 years.
As of May 31, 2025, there was $0.6 million of total unrecognized compensation cost related to unvested liability-classified RSUs (which are the stock units credited under the Directors Deferred Compensation Plan that settle in cash). That cost is expected to be recognized over a weighted average period of 1.78 years.
The weighted average estimated fair value per share of RSUs granted during the years ended May 31, 2025, May 25, 2024 and May 27, 2023 was $9.90, $13.54 and $18.27, respectively.
Performance Stock Units (“PSUs”)
The Company granted PSUs to certain members of management and other select employees. The total number of shares that will vest under the PSUs will be determined at the end of a three-year performance period based on the Company’s achievement of certain revenue and Adjusted EBITDA percentage targets over the performance period. The total number of shares that may be earned for these awards based on performance over the performance period ranges from zero to 150% of the target number of shares.
The following table summarizes the activities for the unvested PSUs for the year ended May 31, 2025 (in thousands, except weighted average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at May 25, 2024	621	$16.15
Granted (2)	366	9.12
Vested	(164)	18.41
Forfeited	(125)	13.65
Unvested as of May 31, 2025	698	$12.60
Expected to vest as of May 31, 2025	507	$10.85
(1)Shares are presented at the stated target, which represents the base number of shares that would vest. Actual shares that vest may be 0-150% of the target based on the achievement of the specific company-wide performance targets.

(2)The dividend equivalents are included in the granted shares.

As of May 31, 2025, there was no unrecognized compensation cost related to unvested PSUs.
16. Benefit Plan
The Company maintains the Resources Global Professionals 401(k) Savings Plan, a defined contribution plan (the “401(k) Plan”) which generally covers all employees in the U.S. who have completed three months of service. Participants may contribute up to 75% of their annual salary, up to the maximum amount allowed by applicable law. Pursuant to the terms of the 401(k) Plan, the Company may make discretionary matching contributions. The Company, at its sole discretion, determines the matching contribution made at each pay period. For the years ended May 31, 2025, May 25, 2024 and May 27, 2023, the Company contributed $3.1 million, $7.9 million and $8.7 million, respectively, to the 401(k) Plan as Company matching contributions.
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
The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company. Performance measurement is based on segment Adjusted EBITDA, a non-GAAP measure. Adjusted EBITDA is defined as net income (loss) before amortization expense, depreciation expense, interest and income taxes excluding stock-based compensation expense, amortized Enterprise Resource Planning (“ERP”) system costs, technology transformation costs, goodwill impairment, acquisition costs, gain on sale of assets, and restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODMs do not evaluate segments using asset information.
The table below represents a reconciliation of the Company’s net income (loss) to Adjusted EBITDA for all periods presented (in thousands):

	For the Years Ended
	May 31, 2025	May 25, 2024	May 27, 2023
Revenue:
On-Demand Talent	$205,976	$272,600	$372,679
Consulting	219,215	227,967	259,946
Europe & Asia Pacific	77,602	84,207	93,166
Outsourced Services	39,618	38,122	38,950
All Other	8,920	9,905	10,902
Total consolidated revenue	$551,331	$632,801	$775,643

Adjusted EBITDA:
On-Demand Talent	$17,116	$31,673	$60,484
Consulting	31,718	38,420	53,477
Europe & Asia Pacific	4,478	5,289	9,913
Outsourced Services	7,581	7,641	7,408
All Other	(1,838)	(675)	1,131
Unallocated items (1)	(35,598)	(30,865)	(32,219)
Adjustments:
Stock-based compensation expense	(6,754)	(5,732)	(9,521)
Amortized ERP system costs (2)	(1,287)	-	-
Technology transformation costs (3)	(5,474)	(6,901)	(6,355)
Acquisition costs (4)	(2,763)	(1,970)	-
Goodwill impairment (5)	(194,409)	-	(2,955)
Gain on sale of assets (6)	3,420	-	-
Restructuring cost (7)	(5,061)	(4,087)	364
Amortization expense	(5,880)	(5,378)	(5,018)
Depreciation expense	(1,868)	(3,050)	(3,539)
Contingent consideration adjustment (8)	-	4,400	-
Interest income, net	544	1,064	(552)
Income (loss) before income tax benefit (expense)	(196,075)	29,829	72,618
Income tax benefit (expense)	4,295	(8,795)	(18,259)
Net income (loss)	$(191,780)	$21,034	$54,359

(1)Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2)Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to newly implemented ERP system, which was recorded within selling, general, and administrative expenses on the Consolidated Statement of Operations.

(3)Technology transformation costs represent costs included in net income (loss) related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based ERP system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.

(4)Acquisition costs primarily represent costs included in net income (loss) related to the Company’s business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 3 – Acquisitions and Dispositions for further discussion.

(5)The effect of the goodwill impairment charge recognized during the year ended May 31, 2025 was related to the On-Demand Talent, Consulting, and Europe and Asia Pacific segments and during the year ended May 27, 2023 related to the Sitrick segment.

(6)Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.

(7)Restructuring costs for the year ended May 31, 2025 related to the 2025 Restructuring Plan, which were authorized in December 2024 and May 2025. Restructuring costs for the year ended May 25, 2024 related to U.S. Restructuring Plan, which was authorized in October 2023, and was substantially completed during fiscal 2024. The restructuring credits for the year ended May 27, 2023 related to the release of accrued restructuring liabilities upon completion of the global restructuring and business transformation plans from fiscal 2021.

(8)Contingent consideration adjustment related to the remeasurement of contingent liabilities related to the CloudGo acquisition.

The tables below disclose the Company’s revenue, gross profit, significant expenses, Adjusted EBITDA, gross margin and Adjusted EBITDA margin by segment (amount in thousands):

	Year Ended May 31, 2025
	On-Demand Talent	Consulting	Europe and Asia Pacific	Outsourced Services	All Other
Revenue	$205,976	$219,215	$77,602	$39,618	$8,920
Cost of services	127,195	137,619	50,216	23,646	5,231
Gross Profit	78,781	81,596	27,386	15,972	3,689

Compensation, bonus and commissions (1)	47,048	38,313	16,390	5,977	2,134
Other segment expenses (2)	14,617	11,565	6,518	2,414	3,393
Adjusted EBITDA	$17,116	$31,718	$4,478	$7,581	$(1,838)

Gross Margin	38.2%	37.2%	35.3%	40.3%	41.4%
Adjusted EBITDA margin (3)	8.3%	14.5%	5.8%	19.1%	(20.6)%

	Year Ended May 25, 2024
	On-Demand Talent	Consulting	Europe and Asia Pacific	Outsourced Services	All Other
Revenue	$272,600	$227,967	$84,207	$38,122	$9,905
Cost of services	167,796	138,119	53,231	22,239	5,348
Gross Profit	104,804	89,848	30,976	15,883	4,557

Compensation, bonus and commissions (1)	53,910	41,714	17,804	6,472	2,098
Other segment expenses (2)	19,221	9,714	7,883	1,770	3,134
Adjusted EBITDA	$31,673	$38,420	$5,289	$7,641	$(675)

Gross Margin	38.4%	39.4%	36.8%	41.7%	46.0%
Adjusted EBITDA margin (3)	11.6%	16.9%	6.3%	20.0%	(6.8)%

	Year Ended May 27, 2023
	On-Demand Talent	Consulting	Europe and Asia Pacific	Outsourced Services	All Other
Revenue	$372,679	$259,946	$93,166	$38,950	$10,902
Cost of services	222,595	152,898	58,624	22,978	5,406
Gross Profit	150,084	107,048	34,542	15,972	5,496

Compensation, bonus and commissions (1)	67,835	45,215	17,640	6,467	2,481
Other segment expenses (2)	21,765	8,356	6,989	2,097	1,884
Adjusted EBITDA	$60,484	$53,477	$9,913	$7,408	$1,131

Gross Margin	40.3%	41.2%	37.1%	41.0%	50.4%
Adjusted EBITDA margin (3)	16.2%	20.6%	10.6%	19.0%	10.4%
(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODMs.
(2)Other segment expenses include occupancy expenses, business expenses, marketing expenses, recruiting expenses and other operating expenses.
(3)Segment Adjusted EBITDA Margin is calculated by dividing segment Adjusted EBITDA by segment revenue.
The table below represents the Company’s revenue and long-lived assets by geographic location (in thousands):

	Revenue for the Years Ended			Long-Lived Assets (1) as of
	May 31, 2025	May 25, 2024	May 27 2023	May 31, 2025	May 25, 2024
United States	$451,228	$519,869	$664,515	$25,297	$13,343
International	100,103	112,932	111,128	1,677	2,319
Total	$551,331	$632,801	$775,643	$26,974	$15,662
(1)Long-lived assets are comprised of property and equipment and ROU assets.

19. Subsequent Events

On July 2, 2025, the Company, Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into the New Credit Facility, and concurrently terminated the 2021 Credit Facility. The New Credit Facility provides for a secured revolving loan, available in an amount up to the lesser of $50.0 million and a borrowing base formula tied to eligible receivables, which includes a $10.0 million sublimit for the issuance of standby letters of credit. The New Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $15.0 million. The New Credit Facility will mature on November 30, 2029. The obligations under the New Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.

Borrowings under the New Credit Facility bear interest at a rate per annum of either, at the Company's election (i) Term SOFR (as defined in the New Credit Facility) plus a margin ranging from 1.25% to 2.50% or (ii) the Base Rate (as defined in the New Credit Facility), plus a margin of 0.25% to 1.50%, in either case, with the applicable margin depending on the Company's Consolidated EBITDA (as defined in the New Credit Facility). The Company is also obligated to pay other customary facility fees for a credit facility of this size and type.
The New Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets and financial covenants to maintain a certain consolidated total net leverage ratio and a consolidated fixed charge coverage ratio. Upon the occurrence of an event of default under the New Credit Facility, the lender may cease making loans, terminate the New Credit Facility, and declare all amounts outstanding to be immediately due and payable. The New Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.
On July 4, 2025, One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other changes, OBBBA makes permanent several expiring provisions from the Tax Cuts and Jobs Act of 2017, restores favorable tax treatment of various business provisions, and modifies the international tax regime. These changes were not reflected in the income tax provision for fiscal 2025, as enactment occurred after the balance sheet date. We are currently evaluating the potential impact of OBBBA on our consolidated financial statements going forward.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 31, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2025.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2025.
The Company’s independent registered public accounting firm, RSM US LLP, which audited the financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of May 31, 2025, as stated in their report which is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Reference is made to the information regarding directors appearing under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “BOARD OF DIRECTORS,” “BOARD OF DIRECTORS — AUDIT COMMITTEE,” and “BOARD OF DIRECTORS — INSIDER TRADING POLICY SUMMARY,” in each case in the Company’s proxy statement related to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 31, 2025, which information is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information appearing under the captions “EXECUTIVE COMPENSATION—COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2025,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL,” “CEO PAY RATIO DISCLOSURE,” “PAY VERSUS PERFORMANCE DISCLOSURE” and “DIRECTOR COMPENSATION,” in each case, in the Company’s proxy statement related to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 31, 2025, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 31, 2025, is incorporated herein by reference.
There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.
The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 31, 2025:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,547,662	(1)	$16.89	(2)	2,138,601	(3)

Equity compensation plans not approved by security holders	-		-		-
Total	3,547,662		$16.89		2,138,601
____________________________________________________________________________________
(1)This amount consists of (i) 2,020,771 shares of our common stock subject to unvested restricted stock units and performance stock units granted under our 2020 Performance Incentive Plan (with performance stock units included assuming that zero of the “target” level of performance was attained for the fiscal 2025, 2024 and 2023 grants, respectively, which was the level achieved as of May 31, 2025), (ii) 1,526,891 shares subject to stock options granted under our 2014 Performance Incentive Plan. This amount does not include 557,290 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under our 2020 Performance Incentive Plan and it does not include 195,689 shares of cash-settled Stock Units issued and outstanding under our Directors Deferred Compensation Plan.
(2)This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards, restricted stock units and performance stock unit awards issued under our 2014 Performance Incentive Plan and our 2020 Performance Incentive Plan and the cash-settled Stock Units issued under our Directors Deferred Compensation Plan.
(3)Consists of 830,388 shares available for issuance under our ESPP and 1,308,213 shares available for issuance under our 2020 Performance Incentive Plan. Shares available under the 2020 Performance Incentive Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, performance stock units, stock units, phantom stock and other forms of awards granted or denominated in our common stock.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 31, 2025, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Our independent registered public accounting firm is RSM US LLP, Irvine CA, Auditor firm ID: 49.
The information appearing under the caption “PROPOSAL 2. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL YEAR 2026” in the proxy statement related to the Company’s 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 31, 2025, is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1.Financial Statements.
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 31, 2025 and May 25, 2024
Consolidated Statements of Operations for each of the three years in the period ended May 31, 2025
Consolidated Statements of Comprehensive Income for each of the three years in the period ended May 31, 2025
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended May 31, 2025
Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2025
Notes to Consolidated Financial Statements
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

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2025).
4.1
Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 filed on December 12, 2000 (File No. 333-45000)).

4.2*	Description of Resources Connection, Inc.’s Capital Stock.
10.1
Credit Agreement, dated as of July 2, 2025, by and among, Resources Connection, Inc. and Resources Connection LLC, as borrowers, Veracity Consulting Group, LLC, Sitrick Group, LLC and Reference Point LLC, as guarantors, and Bank of America, N.A., as administrative agent, L/C issuer, and the swingline lender (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 7, 2025).

10.2
Security and Pledge Agreement, dated as of July 2, 2025, by and among Resources Connection, Inc. and Resources Connection LLC, as borrowers, Veracity Consulting Group, LLC, Sitrick Group, LLC and Reference Point LLC, as guarantors, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 7, 2025).

10.3+
Resources Connection, Inc. Directors’ Compensation Policy (Revised January 19, 2023) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2023).

10.4+	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2021).
10.5+
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2008).

10.6+
Employment Agreement dated October 21, 2022 between Jennifer Y. Ryu, Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 21, 2022).

10.7+
Employment Agreement dated February 3, 2020 between Kate W. Duchene and Resources Connection, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 4, 2020).

10.8+
Letter agreement to amend Employment Agreement, dated as of January 20, 2021, to the Employment Agreement, dated as of February 3, 2020, by and between Resources Connection, Inc. and Kate W. Duchene (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2021).

10.9+
Employment Agreement dated April 3, 2024 between Bhadreskumar Patel, Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 3, 2024).

10.10+
Resources Connection, Inc. 2019 Employee Stock Purchase Plan (as amended and restated on August 18, 2022) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2022).

10.11+
Resources Connection, Inc. 2020 Performance Incentive Plan (as amended and restated on August 22, 2024) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2024).

10.12+
2021 Form of Notice of Grant and Terms and Conditions of Restricted Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2021).

10.13+
Form of Notice of Grant and Terms and Conditions of Performance Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2023).

10.14+
Non-Employee Director Restricted Stock Award Program and Notice of Grant and Terms and Conditions of Non- Employee Director Restricted Stock Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended May 27, 2023).

10.15+
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

10.17+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on October 28, 2014).
10.18+
Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.19+
Resources Connection, Inc. 2014 Performance Incentive Plan Restricted Stock Award Terms and Conditions (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.20+
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

10.22
Cooperation Agreement, dated June 26, 2025, by and among Resources Connection, Inc., Circumference Group Holdings LLC, Circumference Group LL, CG Core Value GP LLC, CG Core Value Fund LP and Jeffery H. Fox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2024).
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Regarding the Recoupment of Certain Compensation Payments (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2024).
101.INS*	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.DEF*	XBRL Taxonomy Extension Definition.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Jennifer Ryu
Executive Vice President and Chief Financial Officer
Date: July 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KATE W. DUCHENE	President, Chief Executive Officer and Director	July 28, 2025
Kate W. Duchene	(Principal Executive Officer)

/S/ JENNIFER RYU	Executive Vice President and Chief Financial Officer	July 28, 2025
Jennifer Ryu	(Principal Financial Officer and Principal Accounting Officer)

/S/ ROGER CARLILE	Director	July 28, 2025
Roger Carlile

/S/ ANTHONY CHERBAK	Director	July 28, 2025
Anthony Cherbak

/S/ SUSAN M. COLLYNS	Director	July 28, 2025
Susan M. Collyns

/S/ NEIL DIMICK	Director	July 28, 2025
Neil Dimick

/s/ JEFFREY H. FOX	Director	July 28, 2025
Jeffrey H. Fox

/s/ FILIP J.L. GYDE	Director	July 28, 2025
Filip J.L. Gyde

/S/ ROBERT KISTINGER	Director	July 28, 2025
Robert Kistinger

/S/ LISA PIEROZZI	Director	July 28, 2025
Lisa Pierozzi

/S/ A. ROBERT PISANO	Director	July 28, 2025
A. Robert Pisano

/S/ MARCO VON MALTZAN	Director	July 28, 2025
Marco von Maltzan

/S/ DAVID P. WHITE	Director	July 28, 2025
David P. White