Form 10-Q
period 2025-08-30
RESOURCES CONNECTION, INC.
filed 2025-10-08
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2025
OR
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
As of September 30, 2025, 33,390,494 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	August 30, 2025	May 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,518	$86,147
Trade accounts receivable, net of allowances of $2,562 and $2,603 as of August 30, 2025 and May 31, 2025, respectively	93,555	99,210
Prepaid expenses and other current assets	9,448	10,246
Income taxes receivable	7,727	8,083
Total current assets	188,248	203,686
Goodwill	28,757	28,757
Intangible assets, net	17,785	18,978
Property and equipment, net	4,213	4,423
Operating lease right-of-use assets, net	22,365	22,551
Deferred tax assets	9,526	9,280
Other non-current assets	16,317	17,013
Total assets	$287,211	$304,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$12,398	$13,902
Accrued salaries and related obligations	32,207	47,931
Operating lease liabilities, current	5,135	5,149
Other current liabilities	8,874	8,420
Total current liabilities	58,614	75,402
Operating lease liabilities, non-current	20,218	20,156
Deferred tax liabilities	19	92
Other non-current liabilities	2,001	1,957
Total liabilities	80,852	97,607
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.01 par value, 70,000 shares authorized; 37,324 and 37,027 shares issued, and 33,391 and 33,075 shares outstanding as of August 30, 2025 and May 31, 2025, respectively	373	370
Additional paid-in capital	403,673	400,180
Accumulated other comprehensive loss	(17,096)	(17,863)
Accumulated deficit	(126,881)	(121,575)
Treasury stock at cost, 3,933 and 3,952 shares as of August 30, 2025 and May 31, 2025, respectively	(53,710)	(54,031)
Total stockholders’ equity	206,359	207,081
Total liabilities and stockholders’ equity	$287,211	$304,688
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	August 30, 2025	August 24, 2024
Revenue	$120,229	$136,935
Cost of services	72,760	86,948
Gross profit	47,469	49,987
Selling, general and administrative expenses	47,916	48,910
Goodwill impairment	-	3,855
Amortization expense	1,193	1,485
Depreciation expense	348	540
Loss from operations	(1,988)	(4,803)
Interest expense (income), net	44	(148)
Other income	(104)	(2)
Loss before income tax expense	(1,928)	(4,653)
Income tax expense	477	1,054
Net loss	$(2,405)	$(5,707)

Net loss per common share:
Basic	$(0.07)	$(0.17)
Diluted	$(0.07)	$(0.17)

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,062	33,407
Diluted	33,062	33,407

Cash dividends declared per common share	$0.07	$0.14
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	August 30, 2025	August 24, 2024

Net loss	$(2,405)	$(5,707)
Foreign currency translation adjustment gain, net of tax	767	831
Total comprehensive loss	$(1,638)	$(4,876)
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended August 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at May 31, 2025	37,027	$370	$400,180	3,952	$(54,031)	$(17,863)	$(121,575)	$207,081
Stock-based compensation expense	-	-	2,255	-	-	-	-	2,255
Issuance of common stock purchased under Employee Stock Purchase Plan	241	2	1,076	-	-	-	-	1,078
Issuance of restricted stock	-	-		(19)	321	-	(321)	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	56	1	(82)	-	-	-	-	(81)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	-	(2,336)	(2,336)
Dividend equivalents on equity awards	-	-	244	-	-	-	(244)	-
Currency translation adjustment	-	-		-	-	767	-	767
Net loss for the three months ended August 30, 2025	-	-	-	-	-	-	(2,405)	(2,405)
Balances at August 30, 2025	37,324	$373	$403,673	3,933	$(53,710)	$(17,096)	$(126,881)	$206,359

	For the Three Months Ended August 24, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances at May 25, 2024	36,194	$363	$389,720	2,638	$(42,202)	$(17,713)	$88,595	$418,763
Stock-based compensation expense	-	-	1,599	-	-	-	-	1,599
Issuance of common stock purchased under Employee Stock Purchase Plan	229	2	2,008	-	-	-	-	2,010
Issuance of restricted stock	5	-	-	-	-	-	-	-
Issuance of common stock upon vesting of restricted stock units, net of shares withheld to cover taxes	112	1	(595)	-	-	-	-	(594)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,687)	(4,687)
Dividend equivalents on equity awards	-	-	153	-	-	-	(153)	-
Repurchase of common stock	-	-	-	430	(5,000)	-	-	(5,000)
Currency translation adjustment	-	-	-	-	-	831	-	831
Net loss for the three months ended August 24, 2024	-	-	-	-	-	-	(5,707)	(5,707)
Balances at August 24, 2024	36,540	$366	$392,885	3,068	$(47,202)	$(16,882)	$78,048	$407,215

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	August 30, 2025	August 24, 2024
Cash flows from operating activities:
Net loss	$(2,405)	$(5,707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,541	2,025
Amortization of right-of-use assets	1,445	1,489
Stock-based compensation expense	2,281	1,561
Goodwill impairment	—	3,855
Gain loss on sale of assets	—	(3,394)
Adjustment to allowances	(32)	(60)
Deferred income taxes	(58)	438
Other, net	159	44
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	5,683	4,278
Prepaid expenses and other current assets	802	(193)
Income taxes	162	(951)
Other assets	581	(1,879)
Accounts payable and other accrued expenses	(1,544)	(1,285)
Accrued salaries and related obligations	(15,838)	441
Other liabilities	(609)	(971)
Net cash used in operating activities	(7,832)	(309)

Cash flows from investing activities:
Net proceeds from sale of assets	—	12,309
Acquisition of Reference Point, net of cash acquired	—	(22,967)
Investments in property and equipment and internal-use software	(121)	(266)
Net cash used in investing activities	(121)	(10,924)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,078	2,010
Payment of debt issuance costs	(316)	—
Repurchase of common stock	—	(5,000)
Payment of cash dividends	(2,316)	(4,695)
Net cash used in financing activities	(1,554)	(7,685)

Effect of exchange rate changes on cash and cash equivalents	878	(349)
Net decrease in cash and cash equivalents	(8,629)	(19,267)
Cash and cash equivalents at beginning of period	86,147	108,892
Cash and cash equivalents at end of period	$77,518	$89,625

Supplemental cash flow disclosures
Income taxes paid, net	$347	$1,343
Interest paid	$88	$88
Non-cash investing and financing activities
Dividends declared, not paid	$2,336	$4,687
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of the Company and its Business
Resources Connection, Inc. (the “Company”), a Delaware corporation, was incorporated on November 16, 1998. The Company’s operating entities provide services primarily under the name Resources Global Professionals (“RGP”). RGP is a global professional services firm with three decades of experience helping the world’s top organizations navigate change and seize opportunity. With three integrated offerings—On-Demand Talent, Consulting, and Outsourced Services—the Company provides CFOs and other C-suite leaders with the flexibility to solve today’s most pressing challenges. The Company’s principal markets of operations are North America, Europe & Asia Pacific.
The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The first quarters of fiscal 2026 and 2025 each consisted of 13 weeks. The Company’s fiscal year 2026 will consist of 52 weeks.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements of the Company as of and for the three months ended August 30, 2025 and August 24, 2024 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions are adequate, actual results could materially differ from the estimates and assumptions used as new information is learned or upon the amounts becoming fixed or determinable.
The fiscal 2025 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
The unaudited consolidated results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 31, 2025, which are included in the Company’s Annual Report on Form 10-K (“Fiscal Year 2025 Form 10-K”) filed with the SEC on July 28, 2025 (File No. 000-32113).
A complete listing of the Company’s significant accounting policies is discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Fiscal Year 2025 Form 10-K.
Reporting Segments
The Company's reportable segments are comprised of On-Demand Talent, Consulting, Europe & Asia Pacific, and Outsourced Services. Sitrick, a crisis communications and public relations firm, does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed under the “All Other” segment. See Note 12 — Segment and Enterprise Reporting in the Notes to Consolidated Financial Statements for additional information on these segments. Each segment reports through separate segment managers to the Company’s Chief Executive Officer and Chief Operating Officer, who are collectively designated as the Chief Operating Decision Maker (“CODM”) for segment reporting purposes. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment.

On July 1, 2024, the Company acquired Reference Point LLC (“Reference Point”). Reference Point is reported as part of the Consulting reportable segment. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further information.
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
The Company recognizes revenues primarily on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because it controls the services before they are transferred to the customers. The Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; c) is primarily responsible for fulfilling the promise to provide the service to the customer; and d) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as cost of services.
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
The Company’s contracts generally have termination-for-convenience provisions and do not have termination penalties. While clients are contractually obligated to pay the Company for all hours billed, the Company does not have long-term agreements with its clients for the provision of services and the Company’s clients may terminate engagements at any time. All costs of compensating the Company’s professionals for services provided are the responsibility of the Company and are included in cost of services.

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

During the three months ended August 30, 2025, the Company incurred a net loss, and as a result potentially dilutive common shares issuable from the assumed exercise of stock options and the assumed release of shares of common stock under the outstanding ESPP, RSAs, RSUs, and PSUs awards were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.
The following table summarizes the calculation of net loss per common share for the three months ended August 30, 2025 and August 24, 2024 (in thousands, except per share amounts):

	Three Months Ended
	August 30, 2025	August 24, 2024

Net loss	$(2,405)	$(5,707)
Weighted-average shares, basic and diluted	33,062	33,407
Net loss per common share:
Basic and diluted	$(0.07)	$(0.17)
Anti-dilutive shares not included above	3,235	2,379
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
Long-lived Assets
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, the Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is comprised of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. The Company did not record any impairment during the three months ended August 30, 2025 and August 24, 2024.
Goodwill and Intangible Assets
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization but the carrying value is tested for impairment on an annual basis, as of the first day of the fourth quarter, or more frequently if the Company believes indicators of impairment exist. There were no impairment indicators for the three months ended August 30, 2025 and as such, the Company did not perform an interim goodwill impairment analysis in the first quarter of fiscal 2026. A goodwill impairment analysis was performed concurrently with the change in the Company's operating segments in the first quarter of fiscal 2025. See Note 5 – Goodwill and Intangible Assets for further information.
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
The Company’s identifiable intangible assets include customer contracts and relationships, and computer software, including internally-developed software. These assets are amortized on a straight-line basis over lives ranging from one to twelve years. For intangible assets subject to amortization, if the estimated undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. The Company reviewed its intangible assets and did not identify any impairment indicators during the three months ended August 30, 2025 and August 24, 2024.
See Note 5 – Goodwill and Intangible Assets for further information.
Capitalized Hosting Arrangements
The capitalized hosting arrangements costs are primarily related to the Company's implementation of a cloud-based enterprise resource planning system and talent acquisition and management system. Such costs include third party implementation costs and costs associated with internal resources directly involved in the implementation. Capitalized hosting arrangements are stated at historical cost and amortized on a straight-line basis over an estimated useful life of the expected term of the hosting arrangement, taking into consideration several other factors such as, but not limited to, options to extend the hosting arrangement or options to terminate the hosting arrangement. The amortization of capitalized implementation costs for hosting arrangements will commence when the systems are ready for their intended use and will be presented as operating expenses on the Company's Consolidated Statements of Operations consistent with the presentation for expensing the fees for the associated hosting arrangement.
As of August 30, 2025 and May 31, 2025, the capitalized costs related to hosting arrangements, net of accumulated amortization, were $18.1 million and $19.0 million, respectively. These capitalized hosting arrangements are included in prepaid expenses and other current assets and other non-current assets on the Consolidated Balance Sheets. The Company incurred $0.8 million and $0.1 million of amortization expense during the three months ended August 30, 2025 and August 24, 2024, respectively, related to these arrangements.
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
See Note 9 — Stockholders’ Equity for further information on the repurchase of shares.
Recently Issued Accounting Guidance

In September 2025, the FASB issued Accounting Standards Update ("ASU") 2025-06, Intangibles — Goodwill and Other — Internal-Use Software ("ASU 2025-06"), which removes all references to prescriptive and sequential software development stages (referred to as "project stages"). An entity will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of the annual reporting period. The Company does not expect this guidance to have a material impact on its financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company currently expects to adopt this guidance in its fiscal year beginning May 31, 2026. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements and disclosures.
Recently Adopted Accounting Guidance
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance is intended to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance was effective for annual periods beginning after December 15, 2024. The Company adopted this guidance in the fiscal year ending May 30, 2026 and expects to implement the related income tax disclosure requirements in its annual report on Form 10-K. The Company does not anticipate the adopted guidance to have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance is intended to improve reportable segment disclosure requirements for public entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit. This guidance was effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted this guidance in the fiscal year ending May 31, 2025. For additional information, refer to Note 12 – Segment Information and Enterprise Reporting.

3. Revenues
The timing of revenue recognition, billings and cash collections affects the recognition of trade accounts receivable, contract assets and contract liabilities.
Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $25.1 million and $30.7 million as of August 30, 2025 and May 31, 2025, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.
Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $4.5 million and $4.3 million as of August 30, 2025 and May 31, 2025, respectively. Revenue recognized during the three months ended August 30, 2025 that was included in deferred revenue as of May 31, 2025 was $1.8 million. Revenue recognized during the three months ended August 24, 2024 that was included in deferred revenue as of May 25, 2024 was $0.6 million.
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
Results of operations of Reference Point are included within the Consulting Services operating segment in the Consolidated Statements of Operations from the date of acquisition. During the three months ended August 30, 2025 and August 24, 2024, the Company incurred $0.4 million and $1.3 million, respectively, in acquisition costs that were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
In accordance with ASC 805 Business Combinations, the Company made an allocation of the purchase price for Reference Point based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill. The Company’s purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company recorded total intangible assets consisting of $14.4 million for customer relationships (to be amortized over 12 years), $0.7 million related to a non-compete agreement (to be amortized over 5 years) and $0.6 million for trade name (to be amortized over 1 year). The Company also recorded $6.9 million of goodwill, which is expected to be deductible for tax purposes. The goodwill is attributable primarily to expected synergies and the assembled workforce of Reference Point.
The following table summarizes the consideration for the acquisition of Reference Point and the amounts of the identified assets acquired and liabilities assumed at the acquisition date:
Fair value of consideration transferred (in thousands):

Cash	$23,417

The following table summarizes the amounts of identifiable assets acquired and liabilities assumed that were recognized at the acquisition date (in thousands):

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
(1)The gross contractual amount of accounts receivable of $2.0 million was fully collected during fiscal 2025.
The weighted-average useful life of all Reference Point's intangible assets is 11.3 years as of the date of acquisition.
5. Goodwill and Intangible Assets

As described in Note 2 – Summary of Significant Accounting Policies, the Company performs its annual impairment test for goodwill impairment in the fourth quarter, unless indicators of impairment exist, at which point the Company may perform interim quantitative goodwill impairment analysis. There were no impairment indicators for the three months ended August 30, 2025 and as such, the Company did not perform an interim goodwill impairment analysis in the first quarter of fiscal 2026.
First Quarter 2025 Interim Impairment Assessment

During the first quarter of fiscal 2025, concurrent with the change in the Company’s operating segments, which were aligned to the Company’s reporting units and reportable segments, the Company allocated goodwill to each of its reporting units under the new organizational structure on a relative fair value basis. The Company estimated the fair values of the reporting units based on the income-based approach. The income-based approach was based on the present value of discounted cash flows of each reporting unit, using the Company’s assumptions regarding revenue growth rates, forecasted gross profit margins, forecasted earnings and free cash flows, terminal period growth rates, and other economic and market trends. Additionally, the present value was based on applying a weighted average cost of capital, which considered long-term interest rates and cost of equity based on the reporting segment’s risk profile. As a result of the analysis, a non-cash goodwill impairment charge of $3.9 million was recorded for the excess in carrying value over fair value of the Europe & Asia Pacific segment.

In performing the goodwill impairment assessments, the Company considered the assumptions used in determining the estimated fair values of its reporting units to be reasonable and appropriate. However, the assumptions are complex and subjective, and additional adverse changes in a key assumption or a combination of key assumptions may significantly affect the Company’s assessment of the fair value and goodwill impairment. These assumptions include, among other things, a failure to meet expected earnings or other financial plans; changes in the discount rate, the terminal growth rate or tax rates; or significant changes in industry or economic trends. If the assumptions noted above adversely change, negative macroeconomic conditions worsen or the Company’s market capitalization decreases for a sustained period of time, the Company may be required to perform an additional impairment analysis that could result in additional impairment charges and materially adversely affect the Company’s financial condition and results of operations.

There were no changes in the carrying amount of goodwill during the three months ended August 30, 2025 and all goodwill on the Company's Consolidated Balance Sheet is allocated to the Outsourced Services segment.
The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands, except for estimated useful life):

		As of August 30, 2025			As of May 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	7 - 12 years	$39,500	$(22,267)	$17,233	$39,500	$(21,160)	$18,340
Trade names	1 year	600	(600)	—	600	(550)	50
Non-Compete Agreements	5 years	720	(168)	552	720	(132)	588
Total		$40,820	$(23,035)	$17,785	$40,820	$(21,842)	$18,978
The Company recorded amortization expense of $1.2 million and $1.5 million for the three months ended August 30, 2025 and August 24, 2024.
The following table presents future estimated amortization expense based on existing intangible assets held for use (in thousands):
Fiscal Years:

2026 (remaining nine months)	$2,636
2027	1,859
2028	1,633
2029	1,633
2030 and thereafter	10,024
Total	$17,785
Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.
6. Leases
Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended
	August 30, 2025	August 24, 2024
Operating lease cost	$1,774	$1,727
Short-term lease cost	56	79
Variable lease cost	368	381
Sublease income (1)	(128)	(179)
Total lease cost	$2,070	$2,008
(1)Sublease income represents rental income received by the Company as sublessor.

The weighted-average lease term and weighted-average discount rate for operating leases as of August 30, 2025 and May 31, 2025 are presented in the following table:

	As of August 30, 2025	As of May 31, 2025
Weighted-average remaining lease term	6.1 years	6.2 years
Weighted-average discount rate	5.15%	5.12%
Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended
	August 30, 2025	August 24, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,826	$1,692
Right-of-use assets obtained in exchange for new operating lease obligations	$1,612	$13,085
Future maturities of operating lease liabilities at August 30, 2025 are presented in the following table (in thousands):

Fiscal Years:	Operating Lease Maturity
2026 (remaining nine months)	$4,891
2027	5,149
2028	4,727
2029	3,879
2030	3,148
Thereafter	8,014
Total future lease payments	29,808
Less: interest	(4,455)
Present value of operating lease liabilities	$25,353
7. Long-Term Debt
On July 2, 2025, the Company, Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a credit agreement with the lenders party thereto and Bank of America, N.A. as administrative agent, L/C issuer and the swingline lender (the “2025 Credit Facility”), and concurrently terminated the 2021 Credit Facility (as defined below). The 2025 Credit Facility provides for a secured revolving loan, available in an amount up to the lesser of $50.0 million and a borrowing base formula tied to eligible receivables, which includes a $10.0 million sublimit for the issuance of standby letters of credit. The 2025 Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $15.0 million. The 2025 Credit Facility will mature on November 30, 2029. The obligations under the 2025 Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.
Entry into the 2025 Credit Facility was accounted for as a modification or extinguishment for certain lenders in accordance with the applicable accounting guidance. Accordingly, debt issuance costs of $0.3 million will be amortized to interest expense over the remaining term of the 2025 Credit Facility. Additionally, the Company recognized $0.1 million for the write-off of original debt issuance costs associated with the modification within interest expense during the three months ended August 30, 2025.
Borrowings under the 2025 Credit Facility bear interest at a rate per annum of either, at the Company's election (i) Term SOFR (as defined in the 2025 Credit Facility) plus a margin ranging from 1.25% to 2.50% or (ii) the Base Rate (as defined in the 2025 Credit Facility), plus a margin of 0.25% to 1.50%, in either case, with the applicable margin depending on the Company's Consolidated EBITDA (as defined in the 2025 Credit Facility). The Company is also obligated to pay other customary facility fees for a credit facility of this size and type.
The 2025 Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets and financial covenants to maintain a certain consolidated total net leverage ratio and a consolidated fixed charge coverage ratio. Upon the occurrence of an event of default under the 2025 Credit Facility, the lender may cease making loans, terminate the 2025 Credit Facility, and declare all amounts outstanding to be immediately due and payable. The 2025 Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.
Prior to July 2, 2025, the Company had a revolving credit facility with Bank of America, N.A., pursuant to the terms of the credit agreement dated November 12, 2021 by and among the Company and Resources Connection LLC, as borrowers, all of the Company’s domestic subsidiaries, as guarantors, the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “2021 Credit Facility”). The 2021 Credit Facility was originally set to mature on November 12, 2026; however it was terminated on July 2, 2025 in connection with entering into the 2025 Credit Facility.
As of August 30, 2025, the Company was compliant with all financial covenants under the 2025 Credit Facility. The Company had no debt outstanding under the 2025 Credit Facility as of August 30, 2025 and no debt outstanding under the 2021 Credit Facility as of May 31, 2025. However, the Company had $0.7 million and $1.0 million of outstanding letters of credit issued as of August 30, 2025 and May 31, 2025, respectively, under the 2025 Credit Facility and the 2021 Credit Facility, respectively. As of August 30, 2025, there was up to $49.3 million of potential remaining capacity under the 2025 Credit Facility subject to the terms of the 2025 Credit Facility and related financial covenants.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of August 30, 2025, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($1.9 million based on the prevailing exchange rate on August 30, 2025) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.
8. Income Taxes

For the three months ended August 30, 2025 and August 24, 2024, the Company’s income tax expense was $0.5 million, an effective tax rate of 24.7%, and $1.1 million, an effective tax rate of 22.7%, respectively. The income tax expense, driven primarily by an increase in the domestic and foreign valuation allowance in the first quarter of fiscal 2026 and the non-deductible tax adjustment on goodwill impairment in the first quarter of fiscal 2025, measured against consolidated pretax losses resulted in the negative effective tax rate in both quarters.

Due to the sensitivity of the estimated annual effective tax rate to changes in estimated annual pretax results, the Company determined that the discrete method, whereby the year-to-date actual effective tax rate is applied, is the appropriate approach in its computation of the interim tax provision for the current fiscal year, as the use of the estimated annual effective tax rate would provide a distortive result.
The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties was $1.1 million as of both August 30, 2025 and May 31, 2025, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are considered short-term liabilities as the Company does not anticipate any cash payments to settle the liability within the next 12 months.
9. Stockholders’ Equity
Stock Repurchase Program
The Company’s Board of Directors has previously approved two stock repurchase programs authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. In July 2015, the first program was authorized for an aggregate dollar limit not to exceed $150 million, and in October 2024, the second program was authorized for an additional dollar limit not to exceed $50 million (collectively, the “Stock Repurchase Programs”). Subject to the aggregate dollar limits, the currently authorized Stock Repurchase Programs do not have an expiration date. Repurchases under the programs may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. No shares of the Company's common stock were purchased on the open market during the three months ended August 30, 2025. As of August 30, 2025, approximately $79.2 million remained available for future repurchases of the Company’s common stock under the Stock Repurchase Programs. During the three months ended August 24, 2024, the Company repurchased 430,284 shares of its common stock on the open market at an average price of $11.62 per share, for an aggregate total purchase price of approximately $5.0 million. No share repurchases were made during the three month ended August 30, 2025.
Quarterly Dividend
Subject to approval each quarter by the Company's Board of Directors, the Company pays a regular dividend. On July 30, 2025, the Board of Directors approved a regular quarterly dividend of $0.07 per share of the Company’s common stock. The dividend was paid on September 26, 2025 to stockholders of record at the close of business on August 29, 2025. As of August 30, 2025 and May 31, 2025, $2.4 million and $2.3 million, respectively, were accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the 2025 Credit Facility and other agreements, and other factors deemed relevant by the Board of Directors.
10. Stock-Based Compensation Plans
General
The Company's stockholders approved the Resources Connection, Inc. 2020 Performance Incentive Plan (the “2020 Plan”) on October 22, 2020, which replaced and succeeded in its entirety the Resources Connection, Inc. 2014 Performance Incentive Plan (the “2014 Plan”). On October 17, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 Plan, which increased the maximum number of shares of the Company’s common stock authorized for issuance under the 2020 Plan by 815,000 shares. Executive officers and certain employees, as well as non-employee directors of the Company and certain consultants and advisors are eligible to participate in the 2020 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2020 Plan equals: (1) 815,000 shares, plus (2) 1,797,440 (which represents the number of shares that were available for additional award grant purposes under the 2014 Plan immediately prior to the termination of the authority to grant new awards under the 2014 Plan as of October 22, 2020), plus (3) the number of any shares subject to stock options granted under the 2014 Plan or the Resources Connection, Inc. 2004 Performance Incentive Plan (together with the 2014 Plan, the “Prior Plans”) and outstanding as of October 22, 2020 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (4) the number of any shares subject to RSA and RSU awards granted under the Prior Plans that are outstanding and unvested as of October 22, 2020 which are forfeited, terminated, cancelled, or otherwise reacquired after that date without having become vested.
Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted RSA, RSUs and stock option awards under the 2020 Plan that typically vest in equal annual installments, and PSU awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for RSA, RSU and stock option awards range from three to four years. The performance period for the PSU awards is three years. As of August 30, 2025, there were 1,424,133 shares available for further award grants under the 2020 Plan (with outstanding PSUs counted for this purpose based on the target number of shares granted).
Stock-Based Compensation Expense
Stock-based compensation expense included in selling, general and administrative expenses was $2.3 million and $1.6 million for the three months ended August 30, 2025 and August 24, 2024, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, RSAs, RSU awards and PSU awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan.

The Company recognizes stock-based compensation expense on time-vesting equity awards ratably over the applicable vesting period based on the grant date fair value, net of estimated forfeitures. Expense related to the liability-classified awards reflects the change in fair value during the reporting period. The number of PSUs earned at the end of the performance period may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. During each reporting period, the Company uses the latest forecasted results to estimate the number of shares to be issued at the end of the performance period. Any resulting changes to stock compensation expense are adjusted in the period in which the change in estimates occur.
Stock Options
The following table summarizes the stock option activity for the three months ended August 30, 2025 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Awards outstanding at May 31, 2025	1,527	$16.89
Exercised	—	$—
Forfeited	—	$—
Expired	(36)	$16.89
Awards outstanding at August 30, 2025	1,491	$16.89
Exercisable at August 30, 2025	1,491	$16.89
Vested and expected to vest at August 30, 2025 (1)	1,491	$16.89
(1)As of August 30, 2025, all outstanding options have vested, and there was no unrecognized compensation cost related to unvested and outstanding employee stock options.
Valuation and Expense Information for Stock Based Compensation Plans
There were no employee stock options granted during the three months ended August 30, 2025 and August 24, 2024.
Employee Stock Purchase Plan
On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.
The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 240,674 and 229,341 shares of common stock pursuant to the ESPP for the three months ended August 30, 2025 and August 24, 2024, respectively. There were 589,714 shares of common stock available for issuance under the ESPP as of August 30, 2025.

Restricted Stock Awards
The following table summarizes the activities for the unvested RSAs for the three months ended August 30, 2025 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	269	$11.80
Granted	19	$5.46
Vested	(2)	$13.53
Forfeited	(21)	$11.95
Unvested as of August 30, 2025	265	$11.31
Expected to vest as of August 30, 2025	260	$11.26
As of August 30, 2025, there was $1.9 million of total unrecognized compensation costs related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.53 years.
Restricted Stock Units
The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to Board of Director members under the Directors Deferred Compensation Plan that settle in cash.
The Company also grants RSUs to its employees under the 2020 Plan, which are classified as equity awards. The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the three months ended August 30, 2025 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	1,323	$11.16	63	$11.95	1,386	$11.20
Granted (1)	77	$5.07	3	$5.20	80	$5.07
Vested	(81)	$10.31	(3)	$5.20	(84)	$10.13
Forfeited	—	$—	—	$—	—	$—
Unvested as of August 30, 2025	1,319	$10.92	63	$11.95	1,382	$10.97
Expected to vest as of August 30, 2025	1,130	$10.90	63	$11.95	1,193	$10.96
(1)Dividend equivalents are included in the granted shares.
As of August 30, 2025, there was $8.1 million of total unrecognized compensation costs related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 2.07 years.
As of August 30, 2025, there was $0.5 million of total unrecognized compensation costs related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.70 years.
Performance Stock Units
The Company granted PSUs to certain members of management and other select employees. The total number of shares that will vest under the PSUs will be determined at the end of the three-year performance period based on the Company’s achievement of certain revenue and Adjusted EBITDA percentage targets over the performance period. The total number of shares that may be earned for these awards based on performance over the performance period ranges from zero to 150% of the target number of shares.
The following table summarizes the activities for the unvested PSUs for the three months ended August 30, 2025 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	698	$12.60
Granted (2)	9	$—
Vested	—	$—
Forfeited	(164)	$18.22
Unvested as of August 30, 2025	543	$11.00
Expected to vest as of August 30, 2025	521	$10.89
(1)Shares are presented at the stated target, which represents the base number of shares that would vest. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.
(2)Dividend equivalents are included in the granted shares.
As of August 30, 2025, there was $1.2 million unrecognized compensation costs related to unvested PSUs. The cost is expected to be recognized over a weighted-average period of 1.75 years.
11. Commitments and Contingencies
Legal Proceedings
The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.
12. Segment Information and Enterprise Reporting

The Company's reportable segments are as follows:

•On-Demand Talent – provides businesses with a go-to source for bringing in experts when they need them, serving predominantly the office of the CFO.

•Consulting – drives transformation across people, processes and technology across domain areas including finance, technology and digital, risk and compliance and operational performance.

•Europe & Asia Pacific – a geographically defined segment that offers both on-demand and consulting services (excluding the digital consulting business, which is included in our Consulting segment) to clients throughout Europe & Asia Pacific.

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
The table below represents a reconciliation of the Company’s net loss to Adjusted EBITDA for all periods presented (in thousands):

	Three Months Ended
	August 30, 2025	August 24, 2024
Revenue:
On-Demand Talent	$44,442	$52,473
Consulting	43,641	55,025
Europe & Asia Pacific	19,888	17,983
Outsourced Services	9,994	9,491
All Other	2,264	1,963
Total consolidated revenue	$120,229	$136,935

Adjusted EBITDA:
On-Demand Talent	$4,422	$2,559
Consulting	5,045	7,753
Europe & Asia Pacific	837	227
Outsourced Services	2,330	1,394
All Other	183	(467)
Unallocated items (1)	(9,752)	(9,146)
Adjustments:
Stock-based compensation expense	(2,281)	(1,561)
Amortized ERP system costs (2)	(702)	—
Technology transformation costs (3)	—	(1,858)
Acquisition costs (4)	(425)	(1,289)
Goodwill impairment (5)	—	(3,855)
Gain on sale of assets (6)	—	3,420
Restructuring costs (7)	—	47
Amortization expense	(1,193)	(1,485)
Depreciation expense	(348)	(540)
Interest (expense) income, net	(44)	148
Loss before income tax expense	(1,928)	(4,653)
Income tax expense	(477)	(1,054)
Net loss	$(2,405)	$(5,707)
(1) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.
(2) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to a newly implemented ERP system, which was recorded within selling, general, and administrative expenses on the Consolidated Statement of Operations.
(3) Technology transformation costs represent costs included in net loss related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based ERP system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.
(4) Acquisition costs primarily represent costs included in net loss related to the Company’s business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further discussion.
(5) The effect of the goodwill impairment charge recognized during the three months ended August 24, 2024 was related to the Europe & Asia Pacific segment. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further discussion.
(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.
(7) Restructuring costs during the three months ended August 24, 2024 represent costs incurred in connection with the U.S Restructuring Plan, which was authorized in October 2023 and was substantially completed during fiscal 2024.
The tables below disclose the Company’s revenue, gross profit, significant expenses, and Adjusted EBITDA by segment (in thousands):

	Three Months Ended August 30, 2025
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$44,442	$43,641	$19,888	$9,994	$2,264
Cost of services	26,617	26,571	12,923	5,537	1,112
Gross Profit	17,825	17,070	6,965	4,457	1,152

Compensation, bonus and commissions (1)	11,738	8,892	4,557	1,694	415
Other segment expenses (2)	1,665	3,133	1,571	433	554
Adjusted EBITDA	$4,422	$5,045	$837	$2,330	$183

	Three Months Ended August 24, 2024
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$52,473	$55,025	$17,983	$9,491	$1,963
Cost of services	33,081	34,789	11,690	6,037	1,351
Gross Profit	19,392	20,236	6,293	3,454	612

Compensation, bonus and commissions (1)	13,184	10,017	4,307	1,528	506
Other segment expenses (2)	3,649	2,466	1,759	532	573
Adjusted EBITDA	$2,559	$7,753	$227	$1,394	$(467)

(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODMs.
(2)Other segment expenses include occupancy expenses, business expenses, marketing expenses, recruiting expenses and other operating expenses.

The table below represents the Company’s revenue and long-lived assets by geographic location (in thousands):

	Revenue for the Three Months Ended		Long-Lived Assets (1) as of
	August 30, 2025	August 24, 2024	August 30, 2025	May 31, 2025
United States	$95,556	$112,452	$24,556	$25,297
International	24,673	24,483	2,022	1,677
Total	$120,229	$136,935	$26,578	$26,974
(1)Long-lived assets are comprised of property and equipment and right of use assets.

13. Subsequent Events
Reduction in Force
On September 30, 2025, the Company commenced a global reduction in its management and administrative workforce intended to enhance efficiencies through reduced costs and streamlined operations. The restructuring will result in estimated charges of approximately $2.1 million in the second quarter of fiscal 2026, primarily consisting of cash charges related to one-time employee termination benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for three months ended August 30, 2025 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 31, 2025 filed with the Securities and Exchange Commission (“SEC”).
Forward-Looking Statements
This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expectations regarding our operating segments, expectations regarding the macroeconomic environment, expected costs and liabilities, business strategies, growth strategies and initiatives, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “forecast,” “future,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” “strategy,” “target,” or “will” or similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.
Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, these statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. Risks and uncertainties include, but are not limited to, the following: risks related to an economic downturn or deterioration of general macroeconomic conditions, potential adverse effects to our and our clients' liquidity and financial performances from bank failures or other events affecting financial institutions, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management or key sales professionals, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our recent digital expansion and technology transformation efforts may not be successful, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities, possible disruption of our business from our past and future acquisitions, the possibility that our recent rebranding efforts may not be successful, our potential inability to adequately protect our intellectual property rights, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, the possible impact of activist shareholders, the possibility that we are unable to or elect not to pay our quarterly dividend payment, and other factors and uncertainties as are identified in our most recent Annual Report on Form 10-K for the year ended May 31, 2025, which was filed on July 28, 2025 ("Fiscal Year 2025 Form 10-K") and our other public filings made with the SEC (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law to do so.

References in this filing to “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.
Overview
Resources Global Professionals (“RGP,” “we" or “us”) is a global professional services firm based in Dallas, Texas (with offices worldwide) focused on delivering flexible and high-impact solutions to businesses through three integrated offerings, on-demand resourcing, strategic and execution consulting, and fully outsourcing services. As a trusted human capital partner for our clients, we provide CFOs and other C-Suite leaders with the flexibility to solve today's most pressing challenges. Our core capabilities span Enterprise Strategy & Operational Performance; Finance & Accounting; Digital, Technology & Data; and Governance, Risk & Compliance. We attract top-caliber professionals with in-demand skill sets who seek a workplace environment characterized by choice and control, collaboration and human connection. The trends in today’s marketplace favor flexibility and agility as businesses confront transformation pressures and skilled labor shortages in the face of protracted economic uncertainty. Our engagements are designed to leverage a combination of bench and agile talent that are highly experienced to deliver practical solutions and more impactful results.

Facing a tough market in fiscal 2025, we made deliberate choices to adapt. During the first quarter of fiscal 2025, we reorganized our business into distinct business units to establish more targeted strategies, enhance execution focus and create more brand clarity in the market place and have since operated under the following business units: (i) On-Demand Talent, (ii) Consulting, (iii) Europe & Asia Pacific, (iv) Outsourced Services, and (v) Sitrick (disclosed as "All Other"). We evolved and streamlined our consulting practices, honing in on two areas where the need and opportunities are robust: CFO Advisory, serving CFOs’ needs across people, process and technology, and Digital, Data and Cloud where we expanded our capabilities in cloud platform implementation, data strategy and analytics, AI adoption and readiness, and enterprise digital transformation, through strategic acquisitions. Furthermore, we made meaningful progress in fiscal 2025 on improving bill rates and reducing costs. Finally, we completed our technology modernization effort in our largest region, North America, which positions us for more operational efficiency as we head into fiscal 2026.

Fiscal 2026 Strategic Focus Areas
Building upon the foundation we established in fiscal 2025, we continue to execute the following enterprise growth drivers in fiscal 2026:

•Expand cross-sell opportunities through our diversified services platform;
•Optimize our high-growth solutions and evolve our talent strategy;
•Further leverage value-based pricing; and
•Drive improvement in cost structure.

Expand cross-sell opportunities through our diversified services platform – We offer a unique blend of services in On-Demand Talent, Consulting, and Outsourced Services, enabling high flexibility and high impact solutions for enterprises worldwide. This unique model is designed to meet clients’ evolving needs in a disrupted business environment. Our consulting capability provides us with deeper visibility into our clients’ transformation agendas to drive greater opportunities for our On-Demand execution capabilities, while our agile talent base within our On-Demand business provides greater financial flexibility and better skill set alignment for our Consulting business. In our Outsourced Services business, we are expanding Countsy’s total addressable market beyond the start-up ecosystem to serve the finance, accounting and human resources needs surrounding spin-outs and carve-outs. In fiscal 2026, we will be focused on broadening client relationships by cross-selling across our diversified service offerings and introducing complementary solutions as client needs evolve. We believe this will enable us to deepen our partnerships with CFOs and business leaders, strengthen client retention, and increase wallet share while positioning the Company as a long-term, trusted partner for transformation and performance improvement.

Optimize our high-growth solutions and evolve our talent strategy – In the volatile and rapidly shifting global economic environment, CFOs need partners who combine financial expertise with flexibility. We will maintain our commitment to building strong relationships with CFOs, who have historically been the primary buyers of our services, to support their organizations’ transformation journeys with specialized expertise, high-value consulting, and integrated outsourced delivery. The core solutions we will continue to build, deepen and optimize are: enterprise resource planning ("ERP") and cloud finance systems modernization, financial planning and analysis enhancement, accounting close process optimization, SEC compliance, post acquisitions integration, enterprise risk management, data strategy and analytics, AI adoption and enterprise digital transformation. Concurrent to evolving our solutions to meet market demand, we will also be keenly focused on evolving our talent strategy to modernize and refresh the skillset in our consultant base, both bench and agile, to serve our clients across On-Demand or Consulting engagements.

Further leverage value-based pricing – Building on the progress we made in fiscal 2025, we will further advance our value-based pricing strategy to improve bill rates and pricing leverage, particularly in the Consulting business, as we pursue larger-scale, higher-value engagements that deliver measurable impact for clients.
Drive improvement in cost structure – In the face of persistent macro-economic uncertainty and headwinds on client demand, we have prioritized reducing our cost structure and maintaining ongoing cost discipline to deliver improved profitability. We expect to leverage our newly implemented technology to achieve further operating efficiencies. In addition, we will continue to assess and optimize resource allocation across the business to improve profitability.
Market Trends and Uncertainties

Uncertain macroeconomic conditions including ambiguity around interest rates, softening labor markets, fluctuations in currency exchange rates, recent government and policy changes implemented in the United States, and tariff actions and uncertainties related to trade wars have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which has adversely impacted our financial results. While we are not able to fully predict the potential impact, we continue to see caution in professional services spending within our client base. If these conditions or impacts persist or if a prolonged economic downturn or recession develops, it could result in a further decline in billable hours and negatively impact our bill rates which would adversely affect our financial results and operating cash flows.
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Fiscal Year 2025 Form 10-K, and in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of Part II of our Fiscal Year 2025 Form 10-K.
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
•Adjusted EBITDA is calculated as EBITDA excluding stock-based compensation expense, amortized ERP system costs, technology transformation costs, goodwill impairment, acquisition costs, gain on sale of assets, and restructuring costs. We also present herein Adjusted EBITDA at the segment level as a measure used to assess the performance of our segments. Segment Adjusted EBITDA excludes certain shared corporate administrative costs that are not practical to allocate. See Note 12 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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
Revenue by Segment

	Three Months Ended
	August 30, 2025				August 24, 2024
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$44,442	$120	$(694)	$43,868	$52,473
Consulting	43,641	114	(673)	43,082	55,025
Europe & Asia Pacific	19,888	(917)	(19)	18,952	17,983
Outsourced Services	9,994	—	(156)	9,838	9,491
All Other	2,264	—	(35)	2,229	1,963
Total Consolidated	$120,229	$(683)	$(1,577)	$117,969	$136,935

	Three Months Ended
Number of Business Days	August 30, 2025	August 24, 2024
	(Unaudited)	(Unaudited)
On-Demand Talent (1)	64	63
Consulting (1)	64	63
Europe & Asia Pacific (2)	64	64
Outsourced Services (1)	64	63
All Other (1)	64	63
(1) This represents the number of business days in the U.S.
(2) The business days in international regions represent the weighted-average number of business days.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin assist management in assessing our core operating performance. We also believe these measures provide investors with a useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net loss and net loss margin, the most directly comparable GAAP financial measures (in thousands, except percentages).

	Three Months Ended
	August 30, 2025	% of Revenue (1)	August 24, 2024	% of Revenue (1)
	(Unaudited)		(Unaudited)
Net loss	$(2,405)	(2.0%)	$(5,707)	(4.2%)
Adjustments:
Amortization expense	1,193	1.0%	1,485	1.1%
Depreciation expense	348	0.3%	540	0.4%
Interest income (expense), net	44	—%	(148)	(0.1%)
Income tax expense	477	0.4%	1,054	0.8%
EBITDA	(343)	(0.3%)	(2,776)	(2.0)%
Stock-based compensation expense	2,281	1.9%	1,561	1.1%
Amortized ERP system costs (2)	702	0.6%	—	—%
Technology transformation costs (3)	—	—%	1,858	1.4%
Acquisition costs (4)	425	0.4%	1,289	0.9%
Goodwill Impairment (5)	—	—%	3,855	2.8%
Gain on sale of assets (6)	—	—%	(3,420)	(2.5)%
Restructuring costs (7)	—	—%	(47)	—%
Adjusted EBITDA	$3,065	2.5%	$2,320	1.7%
(1)The percentage of revenue may not foot due to rounding.
(2)Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to a newly implemented ERP system, which was recorded within selling, general, and administrative expenses on the Consolidated Statement of Operations.
(3)Technology transformation costs represent costs included in net loss related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based ERP system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.
(4)Acquisition costs primarily represent costs included in net loss related to the Company’s business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further discussion.
(5)The effect of the goodwill impairment charge recognized during the three months ended August 24, 2024 was related to the Europe & Asia Pacific segment.
(6)Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.
(7)Restructuring costs during the three months ended August 24, 2024 represent costs incurred in connection with the U.S Restructuring Plan, which was authorized in October 2023 and was substantially completed during fiscal 2024.
Our non-GAAP financial measures are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or construed as substitutes for revenue, net income (loss) or other measures of financial performance or financial condition prepared in accordance with GAAP for purposes of analyzing our revenue, profitability or liquidity. Further, a limitation of our non-GAAP financial measures is they exclude items detailed above that have an impact on our GAAP reported results. Other companies in our industry may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. Because of these limitations, these non-GAAP financial measures should not be considered a substitute but rather considered in addition to performance measures calculated in accordance with GAAP.
Results of Operations
The following table sets forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue below (in thousands, except percentages).

	Three Months Ended
	August 30, 2025	% of Revenue (1)	August 24, 2024	% of Revenue (1)

	(Unaudited)		(Unaudited)
Revenue	$120,229	100.0%	$136,935	100.0%
Cost of services	72,760	60.5%	86,948	63.5%
Gross profit	47,469	39.5%	49,987	36.5%
Selling, general and administrative expenses	47,916	39.9%	48,910	35.7%
Goodwill impairment	—	—%	3,855	2.8%
Amortization expense	1,193	1.0%	1,485	1.1%
Depreciation expense	348	0.3%	540	0.4%
Loss from operations	(1,988)	(1.7%)	(4,803)	(3.5%)
Interest expense (income), net	44	0.1%	(148)	(0.1%)
Other income	(104)	—%	(2)	—%
Loss before income tax expense	(1,928)	(1.6%)	(4,653)	(3.4%)
Income tax expense	477	0.4%	1,054	0.8%
Net loss	$(2,405)	(2.0%)	$(5,707)	(4.2%)
(1)The percentage of revenue may not foot due to rounding.
Consolidated Operating Results – Three Months Ended August 30, 2025 Compared to Three Months Ended August 24, 2024

Revenue. Revenue decreased $16.7 million, or 12.2%, to $120.2 million in the first quarter of fiscal 2026 from $136.9 million in the first quarter of fiscal 2025. On a same-day constant currency basis, revenue decreased by $19.0 million, or 13.9%. Billable hours decreased 14.3% year-over-year, primarily due to the choppy demand environment, as clients delay transformation projects amid continued global economic uncertainty and a softening labor market. Partially offsetting this decrease, average bill rates increased 2.2% year over year, reflecting the progress in our ongoing value based pricing initiative and a gradual shift to higher-value projects.
Cost of Services. Cost of services decreased $14.2 million, or 16.3%, to $72.8 million for the first quarter of fiscal 2026 from $86.9 million in the first quarter of fiscal 2025. The decrease in cost of services was primarily attributable to a 14.3% decline in billable hours as a result of reduced client spending as noted above, while the average pay rate remained steady during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025.
Cost of services as a percentage of revenue was 60.5% for the first quarter of fiscal 2026 compared to 63.5% for the first quarter of fiscal 2025. The decreased percentage compared to the prior year quarter was primarily due to an improved pay/bill ratio and lower consultant costs, including reductions in medical insurance, employer payroll taxes, paid time off and holiday pay. We continue to seek improvement in the overall pay/bill ratio and indirect cost leverage through strategic pricing, while offering competitive compensation and benefits to our consultants to attract and retain the best talent in the marketplace.

The number of agile consultants on assignment during the first quarter of fiscal 2026 was 2,231 compared to 2,730 during the first quarter of fiscal 2025. The average number of salaried consultants during the first quarter of fiscal 2026 was 418 compared to 482 during the first quarter of fiscal 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) was $47.9 million, or 39.9% of revenue, for the first quarter of fiscal 2026 compared to $48.9 million, or 35.7% of revenue, for the first quarter of fiscal 2025. The $1.0 million decrease in SG&A year-over-year was primarily driven by a $2.4 million decrease in employee compensation and benefits costs following our restructuring activities in fiscal 2025, a $1.9 million decrease in technology transformation costs primarily associated with our technology implementation during fiscal 2025, a $1.1 million decrease related to business support costs including travel and entertainment, a $0.8 million decrease in acquisition related costs, and a $0.4 million decrease in occupancy expenses. These decreases were partially offset by a $3.4 million gain on the sale of the Irvine office building recorded during the first quarter of fiscal 2025 with no comparable activity occurring during the first quarter of fiscal 2026, a $0.9 million increase in professional services fees, a $0.7 million increase in stock-based compensation, and a $0.7 million increase in amortization of costs related to capitalized technology transformation costs. The remaining decrease was related to various general and overhead costs.
Management and administrative headcount was 667 at the end of the first quarter of fiscal 2026 and 765 at the end of the first quarter of fiscal 2025.
Goodwill Impairment. No goodwill impairment was recorded during the first quarter of fiscal 2026. During the first quarter of fiscal 2025, the Company completed a goodwill impairment analysis as part of its business segment reorganization. As a result of the analysis, a non-cash impairment charge of $3.9 million was recorded in the Europe & Asia Pacific segment during the first quarter of fiscal 2025. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Income Taxes. Income tax expense was $0.5 million, reflecting an effective tax rate of 24.7%, for the first quarter of fiscal 2026 compared to an income tax expense of $1.1 million, or an effective tax rate of 22.7%, for the first quarter of fiscal 2025. The income tax expense, driven primarily by an increase in the domestic and foreign valuation allowance in the first quarter of fiscal 2026 and the non-deductible tax adjustment on goodwill impairment in the first quarter of fiscal 2025, measured against consolidated pretax losses resulted in the negative effective tax rate in both quarters.
Due to the sensitivity of the estimated annual effective tax rate to minor changes in estimated annual pretax results, the Company determined that the discrete method, whereby the year-to-date actual effective tax rate is applied, is the appropriate approach in its current computation of the interim tax provision, as the use of the estimated annual effective tax rate would provide a distortive result.

There can be no assurance that our effective tax rate will remain constant in the future because of factors such as changes in valuation allowance positions of our deferred tax assets and liabilities or changes in tax law or tax rates in jurisdictions that we operate in. Based upon future economic outlook and operating results of certain jurisdictions, it is reasonably possible that the current valuation allowance positions of certain jurisdictions could be adjusted within the next 12 months.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other changes, OBBBA makes permanent several expiring provisions from the Tax Cuts and Jobs Act of 2017, restores favorable tax treatment of various business provisions, and modifies the international tax regime. The legislation has varying effective dates, with certain provisions effective retrospectively starting January 1, 2025. The tax effects of the enacted legislation are reflected in the period of enactment ended August 30, 2025, and there was no material impact on our effective tax rate as of August 30, 2025. We will continue to monitor and assess the impact of OBBBA on our consolidated financial statements.
Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A of our Fiscal Year 2025 Form 10-K and our other public filings made with the SEC. Due to these and other factors, we believe quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.

Operating Results of Segments

The Company's reportable segments are as follows:
•On-Demand Talent – provides businesses with a go-to source for bringing in experts when they need them, serving predominately the office of the CFO.

•Consulting – drives transformation across people, processes and technology across domain areas including finance, technology and digital, risk and compliance and operational performance.

•Europe & Asia Pacific – is a geographically defined segment that offers both on-demand and consulting services (excluding the digital consulting business, which is included in our Consulting segment) to clients throughout Europe & Asia Pacific.

•Outsourced Services – operating under the Countsy by RGP™ brand, this segment offers finance, accounting and human resource services provided to startups, spinouts and scale-up enterprises, utilizing a technology platform and fractional team.

•Sitrick – a crisis communications and public relations firm that provides corporate, financial, transactional and crisis communication and management services.

Each of these segments reports through separate segment managers to the Company's Chief Executive Officer and Chief Operating Officer, who are collectively designated as the CODMs for segment reporting purposes. The Company's reportable segments are comprised of On-Demand Talent, Consulting, Europe & Asia Pacific, and Outsourced Services. Sitrick does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed under the “All Other” segment. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment.

The following table presents our operating results by segment for the three months ended August 30, 2025 and August 24, 2024, respectively (in thousands). Revenue information by segment, on a GAAP basis and on a same-day constant currency basis, is set forth above under "Non-GAAP Financial Measures — Same Day Constant Currency Revenue."

	Three Months Ended
	August 30, 2025	August 24, 2024
Adjusted EBITDA:	(Unaudited)	(Unaudited)
On-Demand Talent	$4,422	$2,559
Consulting	5,045	7,753
Europe & Asia Pacific	837	227
Outsourced Services	2,330	1,394
All Other	183	(467)
Unallocated items (1)	(9,752)	(9,146)
Adjustments:
Stock-based compensation expense	(2,281)	(1,561)
Amortized ERP system costs (2)	(702)	—
Technology transformation costs (3)	—	(1,858)
Acquisition costs (4)	(425)	(1,289)
Goodwill impairment (5)	—	(3,855)
Gain on sale of assets (6)	—	3,420
Restructuring cost (7)	—	47
Amortization expense	(1,193)	(1,485)
Depreciation expense	(348)	(540)
Interest (expense) income, net	(44)	148
Loss before income tax expense	(1,928)	(4,653)
Income tax expense	(477)	(1,054)
Net loss	$(2,405)	$(5,707)
(1) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to a newly implemented ERP system, which was recorded within SG&A expenses on the Consolidated Statement of Operations.

(3) Technology transformation costs represent costs included in net loss related to the Company’s initiative to upgrade its technology platform globally, including a cloud-based ERP system and talent acquisition and management systems. Such costs primarily include hosting and certain other software licensing costs, third-party consulting fees and costs associated with dedicated internal resources that are not capitalized.

(4) Acquisition costs primarily represent costs included in net loss related to the Company’s business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

(5) The effect of the goodwill impairment charge recognized during the three months ended August 24, 2024 was related to the Europe & Asia Pacific segment.

(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.

(7) Restructuring costs during the three months ended August 24, 2024 represent costs incurred in connection with the U.S Restructuring Plan, which was authorized in October 2023 and was substantially completed during fiscal 2024.
Revenue by Segment

On-Demand Talent – Revenue in the On-Demand Talent segment declined by $8.0 million or 15.3%, to $44.4 million in the first quarter of fiscal 2026 compared to $52.5 million in the first quarter of fiscal 2025. On a same day currency basis, revenue decreased 16.4% in the first quarter of fiscal 2025. The decline was primarily due to lower demand for interim support amidst economic uncertainty as well as a softer and more stagnant labor market, with billable hours decreasing by 15.8% partially offset by a 0.4% (or 0.7% on a constant currency basis) increase in average bill rate.

Consulting – Revenue in the Consulting segment declined by $11.4 million or 20.7%, to $43.6 million in the first quarter of fiscal 2026 compared to $55.0 million in the first quarter of fiscal 2025. On a same day currency basis, revenue decreased 21.7% in the first quarter of fiscal 2025. The decline was primarily due to a 28.4% decrease in billable hours, partially offset by a 11.1% (or 11.4% on a constant currency basis) increase in the average bill rate largely as a result of the Company’s value-based pricing initiative. As we continue to evolve our consulting business to deliver higher value, larger and more complex work, we have improved our ability to command higher bill rates; however, the sales cycle associated with such deal opportunities tends to be more elongated. As a result, revenue in the Consulting segment could be lumpy in the near term as we continue to execute our strategy in his part of the business.

Europe & Asia Pacific – Revenue in the Europe & Asia Pacific segment increased by $1.9 million or 10.6%, to $19.9 million in the first quarter of fiscal 2026 compared to $18.0 million in the first quarter of fiscal 2025. On a same-day constant currency basis, revenue increased 5.4% in the first quarter of fiscal 2025. The increase was primarily due to a 0.5% increase in billable hours and a 9.6% (or 4.6% on a constant currency basis) increase in the average bill rate. The increase in average bill rates was driven by the Company’s value-based pricing initiative and a shift in geographic revenue mix towards Europe, where average bill rates are higher. Billable hours in Europe increased 21.0% year-over-year, primarily due to growing client demand and project expansions with key accounts, while billable hours in the Asia Pacific region decreased 2.6% primarily due to reduction in client spend and the competitive landscape in the region.

Outsourced Services – Revenue in the Outsourced Services segment increased by $0.5 million or 5.3%, to $10.0 million in the first quarter of fiscal 2026 compared to $9.5 million the first quarter of fiscal 2025. On a same-day constant currency basis, revenue increased 3.7% in the first quarter of fiscal 2025. The increase was primarily due to an increase in billable hours of 2.1%, partially offset by a 2.2% decrease in the average bill rates.

All Other – Revenue in the All Other segment increased by $0.3 million or 15.3%, to $2.3 million in the first quarter of fiscal 2026 compared to $2.0 million in the first quarter of fiscal 2025. On a same-day constant currency basis, revenue increased 13.6% in the first quarter of fiscal 2025. The increase was primarily due to an increase in billable hours and an average bill rate increase of 2.7%.
Adjusted EBITDA by Segment
On-Demand Talent – The On-Demand Talent segment’s Adjusted EBITDA increased by $1.9 million or 72.8%, to $4.4 million for the first quarter of fiscal 2026, compared to $2.6 million for the first quarter of fiscal 2025. The increase is primarily attributed to a decrease in segment expenses of $3.4 million, partially offset by a decrease in gross profit of $1.6 million.

Consulting – The Consulting segment’s Adjusted EBITDA decreased by $2.7 million or 34.9%, to $5.0 million for the first quarter of fiscal 2026, compared to $7.8 million for the first quarter of fiscal 2025. The decrease is primarily attributed to a decrease in gross profit of $3.2 million, which was partially offset by a decrease in segment expenses of $0.5 million.
Europe & Asia Pacific – The Europe & Asia Pacific segment’s Adjusted EBITDA increased by $0.6 million or 268.7%, to $0.8 million for the first quarter of fiscal 2026, compared to $0.2 million for the first quarter of fiscal 2025. The increase is primarily attributed to an increase in gross profit of $0.7 million, partially offset by an increase in segment expenses of $0.1 million.

Outsourced Services – The Outsourced Services segment’s Adjusted EBITDA increased by $0.9 million, or 67.1% to $2.3 million in the first quarter of fiscal 2026 compared to $1.4 million for the first quarter of fiscal 2025. The increase is primarily attributed to an increase in gross profit of $1.0 million, partially offset by an increase in segment expenses of $0.1 million.
All Other – The All Other segment's Adjusted EBITDA increased by $0.7 million or 139.2% to $0.2 million for the first quarter of fiscal 2026 compared to $(0.5) million for the first quarter of fiscal 2025. The increase is attributed to an increase in gross profit of $0.6 million and a decrease in segment expenses of $0.1 million.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities, our senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and ESPP purchases. While during the three months ended August 30, 2025, we did not generate positive cash flow from operations, we have historically generated positive cash flows from operations on an annual basis since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of August 30, 2025, we had $77.5 million of cash and cash equivalents, including $41.3 million held in international operations.
Prior to July 2, 2025, the Company had a revolving credit facility with Bank of America, N.A., pursuant to the terms of the credit agreement dated November 12, 2021 by the Company and Resources Connection LLC, as borrowers, and all of the Company's domestic subsidiaries, as guarantors, with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “2021 Credit Facility").

On July 2, 2025, the Company, Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a credit agreement with the lenders that are party thereto and Bank of America, N.A. as administrative agent, L/C issuer and swingline lender (the “2025 Credit Facility”), and concurrently terminated the 2021 Credit Facility. The 2025 Credit Facility provides for a secured revolving loan, available in an amount up to the lesser of $50.0 million and a borrowing base formula tied to eligible receivables, which includes a $10.0 million sublimit for the issuance of standby letters of credit. The 2025 Credit Facility also includes an option to increase the amount of the revolving loan up to an additional $15.0 million. The 2025 Credit Facility will mature on November 30, 2029. The obligations under the 2025 Credit Facility are secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.

Borrowings under the 2025 Credit Facility bear interest at a rate per annum of either, at the Company's election (i) Term SOFR (as defined in the 2025 Credit Facility) plus a margin ranging from 1.25% to 2.50% or (ii) the Base Rate (as defined in the 2025 Credit Facility), plus a margin of 0.25% to 1.50%, in either case, with the applicable margin depending on the Company's Consolidated EBITDA (as defined in the 2025 Credit Facility). The Company is also obligated to pay other customary facility fees for a credit facility of this size and type.
The 2025 Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the 2025 Credit Facility is included in Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at a loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of August 30, 2025, the Company had no debt outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Such costs primarily include software licensing fees and other costs in areas including change management and training. We believe our current cash, ongoing cash flows from our operations and funding available under our 2025 Credit Facility will provide sufficient funds for these initiatives. As of August 30, 2025, we have non-cancellable purchase obligations totaling $8.5 million, which primarily consist of payments pursuant to the licensing arrangements that we have entered into: $4.0 million due during fiscal 2026; $3.1 million due during fiscal 2027; 1.5 million due during fiscal 2028; and zero due thereafter.

In addition, we pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our Board of Directors. Most recently, on September 26, 2025, we paid a dividend of $0.07 per share of our common stock to stockholders of record at the close of business on August 29, 2025. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the 2025 Credit Facility and other agreements, and other factors deemed relevant by our Board of Directors.
As described under “Market Trends and Uncertainties” above, uncertain macroeconomic conditions including ambiguity around interest rates, softening labor markets, fluctuations in currency exchange rates, recent government and policy changes implemented in the United States, and tariff actions and uncertainties related to trade wars have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which have adversely impacted, and may continue to adversely impact, our financial results, operating cash flows and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making additional strategic acquisitions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our 2025 Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.
Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisitions, we may seek to sell additional equity securities, increase the use of our 2025 Credit Facility, expand the size of our 2025 Credit Facility or raise additional debt. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or the use of our 2025 Credit Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. Our ability to secure additional financing in the future, if needed, will depend on several factors. These include our future profitability and the overall condition of the credit markets. Notwithstanding these considerations, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.
Other than as described herein, there have been no material changes to our material cash requirements, including commitments for capital expenditures, described under the heading “Liquidity and Capital Resources” in Item 7, Part II of our Fiscal Year 2025 Form 10-K.
Operating Activities
Operating activities for the three months ended August 30, 2025 used cash of $7.8 million compared to $0.3 million of cash used for the three months ended August 24, 2024. The cash used in operations for the three months ended August 30, 2025 included a net loss of $2.4 million, offset by non-cash adjustments of $5.3 million. The cash used in operations was primarily due to changes in operating assets and liabilities, which amounted to a net cash outflow of $10.8 million, driven by a $15.8 million decrease in accrued bonuses, salaries and related obligations due to the timing of our pay cycle and the payout of the annual incentive compensation, a $1.5 million decrease in accounts payable and other accrued expenses and a $0.6 million decrease in other liabilities. These decreases were offset by a $5.7 million decrease in trade accounts receivable, a $0.8 million decrease in prepaid expenses and other current assets, a $0.6 million decrease in other assets, and a $0.2 million increase in prepaid income taxes.
In the three months ended August 24, 2024, cash used in operations was due to a net loss of $5.7 million, which was partially offset by non-cash adjustments of $6.0 million and net unfavorable changes in operating assets and liabilities of $0.6 million. These net unfavorable changes in operating assets and liabilities were driven by a $4.3 million decrease in trade accounts receivable, a $0.4 million increase in accrued salaries and related obligations, mainly due to the timing of our pay cycle and the payout of the annual incentive compensation during the three months ended August 24, 2024, and a $1.0 million increase in other liabilities. Offsetting these unfavorable changes were a $1.9 million increase in other assets largely related to the investments in our technology implementation, a $1.3 million decrease in accounts payable and other accrued expenses, and a $1.0 million increase in prepaid income taxes.

Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended August 30, 2025 compared to $10.9 million for the three months ended August 24, 2024. Net cash used in investing activities for the three months ended August 30, 2025 was primarily related to $0.1 million of cash used for the development of internal-use software and acquisition of property and equipment.

Net cash used in investing activities was $10.9 million for the three months ended August 24, 2024 and was primarily related to $23.0 million of net cash used towards the acquisition of Reference Point, partially offset by $12.3 million of net proceeds from the sale of the Irvine office building.
Financing Activities
Net cash used in financing activities totaled $1.6 million for the three months ended August 30, 2025 compared to $7.7 million for the three months ended August 24, 2024. Net cash used in financing activities during the three months ended August 30, 2025 consisted of cash dividend payments of $2.3 million, which were partially offset by $1.1 million in proceeds received from ESPP share purchases.
Net cash used in financing activities totaled $7.7 million for the three months ended August 24, 2024 and consisted of $5.0 million to purchase 430,284 shares of common stock on the open market, and cash dividend payments of $4.7 million; these uses were partially offset by $2.0 million in proceeds received from ESPP share purchases.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the 2025 Credit Facility that bear interest at a variable market rate.
As of August 30, 2025, we had approximately $77.5 million of cash and cash equivalents and no borrowings under our 2025 Credit Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
We may become exposed to interest rate risk related to fluctuations in the Term SOFR rate under our 2025 Credit Facility. See “Liquidity and Capital Resources” above and Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our 2025 Credit Facility. As of August 30, 2025. we had no borrowing outstanding and $0.7 million of outstanding letters of credit issued under our 2025 Credit Facility.
Foreign Currency Exchange Rate Risk. For the three months ended August 30, 2025, approximately 20.5% of our revenues were generated outside of the U.S. compared to approximately 18.3% of our revenues for the three months ended August 24, 2024. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.
Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 46.7% of our cash and cash equivalents balances as of August 30, 2025 were denominated in U.S. dollars. The remaining amount of approximately 53.3% was comprised primarily of cash balances translated from Euros, Mexican Pesos, Canadian Dollar, Chinese Yuan, Indian Rupee, Japanese Yen, and British Pound Sterling, This compares to approximately 59.2% of our cash and cash equivalents balances as of May 31, 2025 that were denominated in U.S. dollars and approximately 40.8% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan, and Canadian Dollars. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.
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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 30, 2025. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of August 30, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended August 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2025 Form 10-K, which was filed with the SEC on July 28 2025. See “Risk Factors” in Item 1A of Part I of such Fiscal Year 2025 Form 10-K for a complete description of the material risks we face.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
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
101*
The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended August 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 8, 2025	/s/ KATE W. DUCHENE

Kate W. Duchene
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: October 8, 2025	/s/ JENNIFER RYU

Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)