Form 10-Q
period 2025-11-29
RESOURCES CONNECTION, INC.
filed 2026-01-08
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2025
OR
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
As of December 30, 2025, 33,502,154 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	November 29, 2025	May 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,810	$86,147
Trade accounts receivable, net of allowances of $2,470 and $2,603 as of November 29, 2025 and May 31, 2025, respectively	86,491	99,210
Prepaid expenses and other current assets	9,307	10,246
Income taxes receivable	7,584	8,083
Total current assets	193,192	203,686
Goodwill	28,757	28,757
Intangible assets, net	16,642	18,978
Property and equipment, net	3,975	4,423
Operating lease right-of-use assets, net	21,703	22,551
Deferred tax assets	9,397	9,280
Other non-current assets	15,607	17,013
Total assets	$289,273	$304,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$11,696	$13,902
Accrued salaries and related obligations	38,910	47,931
Operating lease liabilities, current	4,851	5,149
Other current liabilities	17,664	8,420
Total current liabilities	73,121	75,402
Operating lease liabilities, non-current	19,762	20,156
Deferred tax liabilities	5	92
Other non-current liabilities	1,798	1,957
Total liabilities	94,686	97,607
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.01 par value, 70,000 shares authorized; 37,456 and 37,027 shares issued, and 33,502 and 33,075 shares outstanding as of November 29, 2025 and May 31, 2025, respectively	374	370
Additional paid-in capital	407,628	400,180
Accumulated other comprehensive loss	(17,680)	(17,863)
Accumulated deficit	(141,669)	(121,575)
Treasury stock at cost, 3,954 and 3,952 shares as of November 29, 2025 and May 31, 2025, respectively	(54,066)	(54,031)
Total stockholders’ equity	194,587	207,081
Total liabilities and stockholders’ equity	$289,273	$304,688
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 29, 2025	November 23, 2024	November 29, 2025	November 23, 2024
Revenue	$117,732	$145,618	$237,961	$282,553
Cost of services	74,026	89,532	146,786	176,480
Gross profit	43,706	56,086	91,175	106,073
Selling, general and administrative expenses	54,394	51,305	102,310	100,215
Goodwill impairment	-	79,482	-	83,337
Amortization expense	1,143	1,569	2,336	3,054
Depreciation expense	339	462	687	1,002
Loss from operations	(12,170)	(76,732)	(14,158)	(81,535)
Interest income, net	(214)	(215)	(170)	(363)
Other income	(9)	(70)	(114)	(72)
Loss before income tax expense (benefit)	(11,947)	(76,447)	(13,874)	(81,100)
Income tax expense (benefit)	714	(7,732)	1,192	(6,678)
Net loss	$(12,661)	$(68,715)	$(15,066)	$(74,422)

Net loss per common share:
Basic	$(0.38)	$(2.08)	$(0.45)	$(2.24)
Diluted	$(0.38)	$(2.08)	$(0.45)	$(2.24)

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,281	33,046	33,172	33,226
Diluted	33,281	33,046	33,172	33,226

Cash dividends declared per common share	$0.07	$0.14	$0.14	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 29, 2025	November 23, 2024	November 29, 2025	November 23, 2024

Net loss	$(12,661)	$(68,715)	$(15,066)	$(74,422)
Foreign currency translation adjustment, net of tax	(584)	(4,294)	183	(3,463)
Total comprehensive loss	$(13,245)	$(73,009)	$(14,883)	$(77,885)
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended November 29, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at August 30, 2025	37,324	$373	$403,673	3,933	$(53,710)	$(17,096)	$(126,881)	$206,359
Stock-based compensation expense	-	-	4,671	-	-	-	-	4,671
Issuance of restricted stock	-	-		21	(356)	-	356	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	132	1	(862)	-	-	-	-	(861)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	-	(2,337)	(2,337)
Dividend equivalents on equity awards	-	-	146	-	-	-	(146)	-
Currency translation adjustment	-	-	-	-	-	(584)	-	(584)
Net loss for the three months ended November 29, 2025	-	-	-	-	-	-	(12,661)	(12,661)
Balances at November 29, 2025	37,456	$374	$407,628	3,954	$(54,066)	$(17,680)	$(141,669)	$194,587

	For the Six Months Ended November 29, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at May 31, 2025	37,027	$370	$400,180	3,952	$(54,031)	$(17,863)	$(121,575)	$207,081
Stock-based compensation expense	-	-	6,926	-	-	-	-	6,926
Issuance of common stock purchased under Employee Stock Purchase Plan	241	2	1,076	-	-	-	-	1,078
Issuance of restricted stock	-	-	-	2	(35)	-	35	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	188	2	(944)	-	-	-	-	(942)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,673)	(4,673)
Dividend equivalents on equity awards	-	-	390	-	-	-	(390)	-
Currency translation adjustment	-	-	-	-	-	183	-	183
Net loss for the six months ended November 29, 2025	-	-	-	-	-	-	(15,066)	(15,066)
Balances at November 29, 2025	37,456	$374	$407,628	3,954	$(54,066)	$(17,680)	$(141,669)	$194,587

	For the Three Months Ended November 23, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at August 24, 2024	36,540	$366	$392,885	3,068	$(47,202)	$(16,882)	$78,048	$407,215
Stock-based compensation expense	-	-	2,098	-	-	-	-	2,098
Issuance of restricted stock	75	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	142	1	(993)	-	-	-	-	(992)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,633)	(4,633)
Dividend equivalents on equity awards	-	-	555	-	-	-	(555)	-
Repurchase of common stock	-	-	-	598	(5,002)		-	(5,002)
Currency translation adjustment	-	-	-	-	-	(4,294)	-	(4,294)
Net loss for the three months ended November 23, 2024	-	-	-	-	-	-	(68,715)	(68,715)
Balances at November 23, 2024	36,757	$368	$394,544	3,666	$(52,204)	$(21,176)	$4,145	$325,677

	For the Six Months Ended November 23, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at May 25, 2024	36,194	$363	$389,720	2,638	$(42,202)	$(17,713)	$88,595	$418,763
Stock-based compensation expense	-	-	3,697	-	-	-	-	3,697
Issuance of common stock purchased under Employee Stock Purchase Plan	229	2	2,008	-	-	-	-	2,010
Issuance of restricted stock	80	1	(1)	-	-	-	-	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	254	2	(1,588)	-	-	-	-	(1,586)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	-	(9,320)	(9,320)
Dividend equivalents on equity awards	-	-	708	-	-	-	(708)	-
Repurchase of common stock	-	-	-	1,028	(10,002)		-	(10,002)
Currency translation adjustment	-	-	-	-	-	(3,463)	-	(3,463)
Net loss for the six months ended November 23, 2024	-	-	-	-		-	(74,422)	(74,422)
Balances at November 23, 2024	36,757	$368	$394,544	3,666	$(52,204)	$(21,176)	$4,145	$325,677

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	November 29, 2025	November 23, 2024
Cash flows from operating activities:
Net loss	$(15,066)	$(74,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,023	4,056
Amortization of right-of-use assets	2,778	2,901
Stock-based compensation expense	7,008	3,509
Goodwill impairment	—	83,337
Gain on sale of assets	—	(3,351)
Adjustment to allowances	(22)	704
Deferred income taxes	(74)	(8,026)
Other, net	184	89
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	12,740	1,805
Prepaid expenses and other current assets	913	(1,545)
Income taxes	427	(744)
Other assets	1,489	(3,725)
Accounts payable and other accrued expenses	(2,118)	(1,718)
Accrued salaries and related obligations	(9,783)	739
Other liabilities	6,560	(2,119)
Net cash provided by operating activities	8,059	1,490

Cash flows from investing activities:
Net proceeds from sale of assets	—	12,309
Acquisition of Reference Point, net of cash acquired	—	(22,967)
Investments in property and equipment and internal-use software	(442)	(2,004)
Net cash used in investing activities	(442)	(12,662)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,078	2,010
Payment of debt issuance costs	(344)	—
Repurchase of common stock	—	(10,002)
Payment of cash dividends	(4,653)	(9,382)
Net cash used in financing activities	(3,919)	(17,374)

Effect of exchange rate changes on cash and cash equivalents	(35)	(2,149)
Net increase (decrease) in cash and cash equivalents	3,663	(30,695)
Cash and cash equivalents at beginning of period	86,147	108,892
Cash and cash equivalents at end of period	$89,810	$78,197

Supplemental cash flow disclosures
Income taxes paid, net	$617	$1,791
Interest paid	$114	$179
Non-cash investing and financing activities
Dividends declared, not paid	$2,350	$4,633
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
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
The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The second quarters of fiscal 2026 and 2025 each consisted of 13 weeks. The Company’s fiscal year 2026 will consist of 52 weeks.
Company Management Changes
On October 30, 2025, the Board appointed Roger Carlile, a director of the Company, to succeed Kate W. Duchene as the Company’s President and Chief Executive Officer ("CEO"), effective November 3, 2025. Concurrently, in October 2025, the Company's Board of Directors elected not to renew the "Period of Employment" under the Company's existing Employment Agreement, dated February 3, 2020 and as subsequently amended, with Ms. Duchene (the "Duchene Employment Agreement"), the Company's former President and CEO. Ms. Duchene stepped down as the Company’s President and CEO, and as a member of the Board, on November 2, 2025. She served as an Executive Advisor through January 3, 2026 to assist the Company and its new President and CEO with the continuity of leadership.
In connection with the Board’s determination not to extend the “Period of Employment” under the Duchene Employment Agreement, the Company and Ms. Duchene entered into a Transition Agreement on October 31, 2025 (the “Duchene Transition Agreement”). The Company’s non-renewal of the Period of Employment under the Duchene Employment Agreement triggered Ms. Duchene’s rights to severance benefits under that agreement. The Duchene Transition Agreement provides that Ms. Duchene will receive the following severance benefits, to be paid in twelve monthly installments beginning in January 2026, provided she executes and delivers a general release of claims in favor of the Company: (i) a cash severance benefit of $5,325,000 (three times the sum of her annual base salary and annual target bonus opportunity) and (ii) a pro-rated target cash bonus of $554,167 for fiscal year 2026. Ms. Duchene is also entitled to a lump sum cash payment that approximates Ms. Duchene’s cost to continue healthcare coverage for two years following her Separation Date and accelerated vesting of all of Ms. Duchene’s then-outstanding and unvested Company equity awards.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements of the Company as of and for the three and six months ended November 29, 2025 and November 23, 2024 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The fiscal 2025 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with

GAAP have been omitted pursuant to Securities and Exchange Commission (“SEC”) rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
Reporting Segments
The Company's reportable segments are comprised of On-Demand Talent, Consulting, Europe & Asia Pacific, and Outsourced Services. Sitrick, a crisis communications and public relations firm, does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed under the “All Other” segment. See Note 13 — Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements for additional information on these segments. Each segment reports through separate segment managers to the Company’s Chief Executive Officer and Chief Operating Officer, who are collectively designated as the Chief Operating Decision Maker (“CODM”) for segment reporting purposes. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment.
On July 1, 2024, the Company acquired Reference Point LLC (“Reference Point”). Reference Point is reported as part of the Consulting reportable segment. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements for further information.
Revenue Recognition
The Company generates substantially all of its revenues from providing professional consulting services to its clients. Revenues are recognized when control of the promised service is transferred to the Company’s clients, in an amount that reflects the consideration expected in exchange for the services rendered. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities. Revenues for the vast majority of the Company's contracts are recognized over time, based on hours worked by the Company’s professionals. The performance of the agreed-to service over time is the single performance obligation for revenues. Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most-likely-amount method, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods.
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
The Company’s clients are contractually obligated to pay the Company for all hours billed. The Company invoices most of its clients on a weekly basis or, in certain circumstances, on a bi-weekly or monthly basis, and its typical arrangement of payment is due within 30 days. To a much lesser extent, in certain circumstances, the Company also earns revenue if one of its consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals, or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either the Company or their current employer of their decision; and c) the start date is within the Company’s current quarter.
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

During the three and six months ended November 29, 2025 and November 23, 2024, the Company incurred a net loss, and as a result potentially dilutive common shares issuable from the assumed exercise of stock options and the assumed release of shares of common stock under the outstanding ESPP, RSAs, RSUs, and PSUs awards were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.
The following table summarizes the calculation of net loss per common share for the three and six months ended November 29, 2025 and November 23, 2024 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 29, 2025	November 23, 2024	November 29, 2025	November 23, 2024

Net loss	$(12,661)	$(68,715)	$(15,066)	$(74,422)
Weighted-average shares, basic and diluted	33,281	33,046	33,172	33,226
Net loss per common share:
Basic and diluted	$(0.38)	$(2.08)	$(0.45)	$(2.24)
Anti-dilutive shares not included above	2,746	2,940	3,028	2,813

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
Long-lived Assets
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, the Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is comprised of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. The Company did not record any impairment during the three and six months ended November 29, 2025 and November 23, 2024.
Goodwill and Intangible Assets
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization but the carrying value is tested for impairment on an annual basis, as of the first day of the fourth quarter, or more frequently if the Company believes indicators of impairment exist. There were no impairment indicators for the three and six months ended November 29, 2025 and as such, the Company did not perform an interim goodwill impairment analysis in either the first or second quarters of fiscal 2026. A goodwill impairment analysis was performed in the first quarter of fiscal 2025 due to a change in the Company's operating segments and in the second quarter of fiscal 2025 due to a decrease in market capitalization and slower-than-expected recovery in the On-Demand Talent and Europe & Asia Pacific segments. See Note 5 – Goodwill and Intangible Assets for further information.
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
The Company’s identifiable intangible assets include customer contracts and relationships, and computer software, including internally-developed software. These assets are amortized on a straight-line basis over lives ranging from one to twelve years. For intangible assets subject to amortization, if the estimated undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. The Company reviewed its intangible assets and did not identify any impairment indicators during the six months ended November 29, 2025 and November 23, 2024.
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
As of November 29, 2025 and May 31, 2025, the capitalized costs related to hosting arrangements, net of accumulated amortization, were $17.4 million and $19.0 million, respectively. These capitalized hosting arrangements are included in prepaid expenses and other current assets and other non-current assets on the Consolidated Balance Sheets. The Company incurred $0.8 million and $1.6 million of amortization expense during the three and six months ended November 29, 2025, and $0.1 million and $0.2 million of amortization expense during the three and six months ended November 23, 2024, respectively, related to these arrangements.
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
Restructuring Charges
Restructuring charges incurred by the Company are associated with cost optimization initiatives and consist primarily of severance costs for reductions in force and professional fees incurred in connection with the initiative. The Company evaluates the nature of the severance costs to determine if they relate to ongoing benefit arrangements, which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), or one-time benefit arrangements, which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefit can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. Restructuring charges are recorded in selling, general and administrative expenses in the consolidated statements of operations. See Note 10, Restructuring and Company Transformation Initiative, for additional information on restructuring charges.
Recently Issued Accounting Guidance
In December 2025, the FASB issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which clarifies interim disclosure requirements by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is intended to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods within annual reporting period beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software ("ASU 2025-06"), which removes all references to prescriptive and sequential software development stages (referred to as "project stages"). An entity will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of the annual reporting period. The Company does not expect this guidance to have a material impact on its financial statements and disclosures.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance is intended to improve reportable segment disclosure requirements for public entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit. This guidance was effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted this guidance in the fiscal year ending May 31, 2025. For additional information, refer to Note 13 – Segment Information and Enterprise Reporting.
3. Revenues
The timing of revenue recognition, billings and cash collections affects the recognition of trade accounts receivable, contract assets and contract liabilities.
Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $23.8 million and $30.7 million as of November 29, 2025 and May 31, 2025, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.
Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $7.5 million and $4.3 million as of November 29, 2025 and May 31, 2025, respectively. Revenue recognized during the three and six months ended November 29, 2025 that was included in deferred revenue as of May 31, 2025 was $1.0 million and $2.8 million, respectively. Revenue recognized during the three and six months ended November 23, 2024 that was included in deferred revenue as of May 25, 2024 was $0.9 million and $1.5 million, respectively.
4. Acquisitions
Acquisition of Reference Point

On July 1, 2024, the Company entered into an Amended and Restated Membership Interest Purchase Agreement with Reference Point and the holder of all the outstanding membership interests of Reference Point, in which the Company acquired 100% of the membership interests of Reference Point. Reference Point is a strategy, management, and technology consulting firm serving the financial services sector across four areas of focus: Strategy & Management, Risk & Regulatory Compliance, Digital & Technology and Data & Analytics. The Company paid cash consideration of $23.2 million (net of $0.2 million cash acquired).
Results of operations of Reference Point are included within the Consulting Services operating segment in the Consolidated Statements of Operations from the date of acquisition. During the three and six months ended November 29, 2025, the Company incurred $0.5 million and $0.9 million, respectively, in acquisition costs consisting primarily of employee compensation costs related to the acquired business. During the three and six months ended November 23, 2024, the Company incurred $0.5 million and $1.8 million, respectively, in acquisition costs, including professional services fees incurred in connection with the transaction and employee compensation costs. Acquisition costs were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
In accordance with ASC 805, Business Combinations, the Company made an allocation of the purchase price for Reference Point based on the fair value of the assets acquired and liabilities assumed, with the residual amount recorded as goodwill. The Company’s purchase price allocation considered a number of factors, including the valuation of identifiable intangible assets. In connection with this acquisition, the Company recorded total intangible assets consisting of $14.4 million for customer relationships (to be amortized over 12 years), $0.7 million related to a non-compete agreement (to be amortized over 5 years) and $0.6 million for trade name (to be amortized over 1 year). The Company also recorded $6.9 million of goodwill, which is expected to be deductible for tax purposes. The goodwill is attributable primarily to expected synergies and the assembled workforce of Reference Point.
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
5. Goodwill and Intangible Assets

As described in Note 2 – Summary of Significant Accounting Policies, the Company performs its annual impairment test for goodwill impairment in the fourth quarter, unless indicators of impairment exist, at which point the Company may perform interim quantitative goodwill impairment analysis. There were no impairment indicators for the three months ended November 29, 2025 and as such, the Company did not perform an interim goodwill impairment analysis in the second quarter of fiscal 2026.
Second Quarter 2025 Interim Impairment Assessments

During the second quarter of fiscal 2025, a decrease in market capitalization and slower-than-expected recovery in the On-Demand Talent and Europe & Asia Pacific segments triggered a goodwill impairment assessment. Using a combination of income-based and market-based approaches to determine the fair value of its reporting units with goodwill, the Company determined that the carrying values of On-Demand Talent and Europe & Asia Pacific segments exceeded their fair values. As a result, a non-cash goodwill impairment charge of $79.5 million was recorded, comprised of the excess in carrying value over fair value of $48.4 million for On-Demand Talent and $21.7 million for Europe & Asia Pacific, as well as $9.3 million related to deferred tax impacts from the charges recorded in the On-Demand Talent segment.
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

There were no changes in the carrying amount of goodwill during the six months ended November 29, 2025 and all goodwill on the Company's Consolidated Balance Sheet is allocated to the Outsourced Services segment.
The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands, except for estimated useful life):

		As of November 29, 2025			As of May 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	7 - 12 years	$39,500	$(23,374)	$16,126	$39,500	$(21,160)	$18,340
Trade names	1 year	600	(600)	—	600	(550)	50
Non-Compete Agreements	5 years	720	(204)	516	720	(132)	588
Total		$40,820	$(24,178)	$16,642	$40,820	$(21,842)	$18,978
The Company recorded amortization expense of $1.1 million and $1.6 million for the three months ended November 29, 2025 and November 23, 2024, respectively, and $2.3 million and $3.1 million for the six months ended November 29, 2025 and November 23, 2024, respectively.
The following table presents future estimated amortization expense based on existing intangible assets held for use (in thousands):
Fiscal Years:

2026 (remaining six months)	$1,493
2027	1,859
2028	1,633
2029	1,633
2030 and thereafter	10,024
Total	$16,642
Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.
6. Leases
Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2025	November 23, 2024	November 29, 2025	November 23, 2024
Operating lease cost	$1,650	$1,725	$3,424	$3,452
Short-term lease cost	91	121	147	200
Variable lease cost	248	365	616	746
Sublease income (1)	(67)	(179)	(195)	(358)
Total lease cost	$1,922	$2,032	$3,992	$4,040
(1)Sublease income represents rental income received by the Company as sublessor.
The weighted-average lease term and weighted-average discount rate for operating leases as of November 29, 2025 and May 31, 2025 are presented in the following table:

	As of November 29, 2025	As of May 31, 2025
Weighted-average remaining lease term	6.1 years	6.2 years
Weighted-average discount rate	5.16%	5.12%
Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2025	November 23, 2024	November 29, 2025	November 23, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,762	$1,754	$3,588	$3,446
Right-of-use assets obtained in exchange for new operating lease obligations	$636	$2,789	$2,248	$15,874
Future maturities of operating lease liabilities at November 29, 2025 are presented in the following table (in thousands):

Fiscal Years:	Operating Lease Maturity
2026 (remaining six months)	$3,209
2027	5,257
2028	4,839
2029	3,994
2030	3,266
Thereafter	8,308
Total future lease payments	28,873
Less: interest	(4,260)
Present value of operating lease liabilities	$24,613
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
Entry into the 2025 Credit Facility was accounted for as a modification or extinguishment for certain lenders in accordance with the applicable accounting guidance. Accordingly, debt issuance costs of $0.3 million will be amortized to interest expense over the remaining term of the 2025 Credit Facility. Additionally, the Company recognized $0.1 million for the write-off of original debt issuance costs associated with the modification within interest expense during the six months ended November 29, 2025.
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
As of November 29, 2025, the Company was compliant with all financial covenants under the 2025 Credit Facility. The Company had no debt outstanding under the 2025 Credit Facility as of November 29, 2025 and no debt outstanding under the 2021 Credit Facility as of May 31, 2025. However, the Company had $0.7 million and $1.0 million of outstanding letters of credit issued as of November 29, 2025 and May 31, 2025, respectively, under the 2025 Credit Facility and the 2021 Credit Facility, respectively. As of November 29, 2025, there was up to $49.3 million of potential remaining capacity under the 2025 Credit Facility subject to the terms of the 2025 Credit Facility and related financial covenants.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of November 29, 2025, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($1.9 million based on the prevailing exchange rate on November 29, 2025) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.
8. Income Taxes

For the three months ended November 29, 2025, the Company's income tax expense was $0.7 million with an effective tax rate of 6.0%, and for the three months ended November 23, 2024, the Company's income tax benefit was $7.7 million with an effective tax rate of 10.1%.

For the six months ended November 29, 2025 the Company's income tax expense was $1.2 million with an effective tax rate of 8.6%, and for the six months ended November 23, 2024, the Company's income tax benefit was

$6.7 million with an effective tax rate of 8.2%. The income tax expense in fiscal 2026 was primarily attributable to income tax expense from profitable foreign jurisdictions, while losses in certain domestic and foreign jurisdictions do not result in a tax benefit due to the existence of valuation allowances. The income tax benefit in fiscal 2025 was primarily attributed to the Company’s consolidated pretax loss, reduced by the permanent disallowance of a portion of the goodwill impairment for tax purposes.

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

The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $1.2 million as of November 29, 2025 and $1.1 million as of May 31, 2025, which, if ultimately recognized, would impact the effective tax rate in future periods. There is a possibility that the unrecognized gross tax benefits of $1.2 million will be recognized within the next 12 months due to the expiration of a statute of limitation. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are considered short-term liabilities as the Company does not anticipate any cash payments to settle the liability within the next 12 months.
9. Stockholders’ Equity
Stock Repurchase Program
The Company’s Board of Directors has previously approved two stock repurchase programs authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. In July 2015, the first program was authorized for an aggregate dollar limit not to exceed $150 million, and in October 2024, the second program was authorized for an additional dollar limit not to exceed $50 million (collectively, the “Stock Repurchase Programs”). Subject to the aggregate dollar limits, the currently authorized Stock Repurchase Programs do not have an expiration date. Repurchases under the programs may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. No shares of the Company's common stock were purchased on the open market during the three and six months ended November 29, 2025. As of November 29, 2025, approximately $79.2 million remained available for future repurchases of the Company’s common stock under the Stock Repurchase Programs. During the three months ended November 23, 2024, the Company repurchased 598,031 shares of its common stock on the open market at an average price of $8.36 per share, for an aggregate total purchase price of approximately $5.0 million. During the six months ended November 23, 2024, the Company repurchased 1,028,315 shares of its common stock on the open market at an average price of $9.72 per share, for an aggregate total purchase price of approximately $10.0 million.
Quarterly Dividend
Subject to approval each quarter by the Company's Board of Directors, the Company pays a regular dividend. On October 16, 2025, the Board of Directors approved a regular quarterly dividend of $0.07 per share of the Company’s common stock. The dividend was paid on December 12, 2025 to stockholders of record at the close of business on November 14, 2025. As of November 29, 2025 and May 31, 2025, $2.3 million and $2.3 million, respectively, were accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the 2025 Credit Facility and other agreements, and other factors deemed relevant by the Board of Directors.
10. Restructuring and Transformation Initiative

In the first half of fiscal 2026, the Company began a transformation initiative to redesign and streamline its operating model to achieve a reduced cost structure, as well as integrating Reference Point's consulting capabilities into the existing consulting business to form a more cohesive consulting segment (the "2026 Transformation Initiative"). As part of this initiative, the Company engaged a third-party advisor to assist it in conducting a comprehensive review of its global operations. In October 2025, in connection with this effort, the Company began certain workforce reductions affecting management and administrative roles, aimed at improving efficiency, reducing costs and streamlining operations. Activity under the 2026 Transformation Initiative represents ongoing benefit arrangements, which are accounted for under ASC

712. The Company incurred employee termination costs associated with the 2026 Transformation Initiative, which were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations for the three months ended November 29, 2025. Restructuring costs were $2.9 million for both the three and six months ended November 29, 2025, which consisted of $0.8 million and $2.1 million related to third-party consulting costs and employee severance and benefits, respectively. The liability for restructuring charges under the 2026 Transformation Initiative was a nominal amount as of November 29, 2025 and was recorded in accounts payable and other accrued expenses on the Company's consolidated balance sheets.

The Company expects its transformation efforts to continue through the remainder of fiscal 2026, though the scope, timing, and impact of such actions may evolve as the review progresses. As a result, additional amounts expected to be incurred can not be estimated as of November 29, 2025.

The Company also incurred employee termination costs in connection with previous restructuring activities. During fiscal 2024, the Company initiated a cost reduction plan, including a reduction in force (the "U.S. Restructuring Plan") intended to reduce costs and streamline operations. The U.S. Restructuring Plan was substantially completed during the fiscal year ended May 25, 2024, with some costs continuing through the second quarter of fiscal 2025. Restructuring costs were related to employee severance and benefits and amounted to $0.3 million for both the three and six months ended November 23, 2024. The employee termination costs associated with the U.S. Restructuring Plan were recorded in selling, general, and administrative expenses. The restructuring liability related to the U.S. Restructuring Plan was zero at November 23, 2024 .
11. Stock-Based Compensation Plans
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
Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted RSA, RSUs and stock option awards under the 2020 Plan that typically vest in equal annual installments, and PSU awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for RSA, RSU and stock option awards range from three to four years. The performance period for the PSU awards is three years. As of November 29, 2025, there were 1,630,591 shares available for further award grants under the 2020 Plan (with outstanding PSUs counted for this purpose based on the target number of shares granted).
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

Stock-based compensation expense included in selling, general and administrative expenses was $4.7 million and $1.9 million for the three months ended November 29, 2025 and November 23, 2024, respectively, and $7.0 million and $3.5 million for the six months ended November 29, 2025 and November 23, 2024, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, RSAs, RSU awards and PSU awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. Stock-based compensation expense for the three and six months ended November 29, 2025 also included the impact of accelerated expense recognition of stock awards related to the separation of the Company's former CEO pursuant to ASC 718.
Stock-Based Award Acceleration
In connection with the separation of the Company's former CEO, Ms. Duchene's then-outstanding and unvested equity awards will accelerate and vest upon her termination date of January 3, 2026, provided that certain conditions under the Transition Agreement are met. Her outstanding PSUs will vest based on the applicable “target” number of shares subject to the award. The Company recognized all remaining fair value of Ms. Duchene's unvested equity awards in the second quarter of fiscal 2026, which totaled $3.1 million and is recorded in selling, general and administrative expenses in the consolidated statements of operations.
Stock Options
The following table summarizes the stock option activity for the six months ended November 29, 2025 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Awards outstanding at May 31, 2025	1,527	$16.89
Exercised	—	$—
Forfeited	—	$—
Expired	(333)	$15.62
Awards outstanding at November 29, 2025	1,194	$17.24
Exercisable at November 29, 2025	1,194	$17.24
Vested and expected to vest at November 29, 2025 (1)	1,194	$17.24
(1)As of November 29, 2025, all outstanding options have vested, and there was no unrecognized compensation cost related to unvested and outstanding employee stock options.
Valuation and Expense Information for Stock Based Compensation Plans
There were no employee stock options granted during the three and six months ended November 29, 2025.
Employee Stock Purchase Plan
On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.
The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 240,674 and 229,341 shares of common stock pursuant to the ESPP during the six months ended November 29, 2025 and November 23, 2024, respectively. There were 589,714 shares of common stock available for issuance under the ESPP as of November 29, 2025.

Restricted Stock Awards
The following table summarizes the activities for the unvested RSAs for the six months ended November 29, 2025 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	269	$11.80
Granted	19	$5.46
Vested	(98)	$13.25
Forfeited	(21)	$11.95
Unvested as of November 29, 2025	169	$10.22
Expected to vest as of November 29, 2025	166	$10.16
As of November 29, 2025, there was $1.4 million of total unrecognized compensation costs related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.52 years.
Restricted Stock Units
The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to Board of Director members under the Directors Deferred Compensation Plan that settle in cash.
The Company also grants RSUs to its employees under the 2020 Plan, which are classified as equity awards. The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the six months ended November 29, 2025 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	1,323	$11.16	63	$11.95	1,386	$11.20
Granted (1)	740	$4.72	5	$5.14	745	$4.72
Vested	(305)	$12.05	(26)	$4.85	(331)	$11.48
Forfeited	(21)	$12.32	—	$—	(21)	$12.32
Unvested as of November 29, 2025	1,737	$8.26	42	$11.95	1,779	$8.35
Expected to vest as of November 29, 2025	1,565	$7.98	42	$11.95	1,607	$8.08
(1)Dividend equivalents are included in the granted shares.
As of November 29, 2025, there was $8.8 million of total unrecognized compensation costs related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.87 years.
As of November 29, 2025, there was $0.3 million of total unrecognized compensation costs related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.66 years.
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
The following table summarizes the activities for the unvested PSUs for the six months ended November 29, 2025 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	698	$12.60
Granted (2)	17	$—
Vested	—	$—
Forfeited	(187)	$17.26
Unvested as of November 29, 2025	528	$11.00
Expected to vest as of November 29, 2025	517	$10.95
(1)Shares are presented at the stated target, which represents the base number of shares that would vest. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.
(2)Dividend equivalents are included in the granted shares.
As of November 29, 2025, there was $0.8 million unrecognized compensation costs related to unvested PSUs. The cost is expected to be recognized over a weighted-average period of 1.50 years.
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
The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company. Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before amortization expense, depreciation expense, interest and income taxes excluding stock-based compensation expense, amortized Enterprise Resource Planning (“ERP”) system costs, technology transformation costs, goodwill impairment, acquisition costs, gain on sale of assets, and restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODMs do not evaluate segments using asset information. See Note 2 — Summary of Significant Accounting Policies for a description of the Company's CODMs.
The table below represents a reconciliation of the Company’s net loss to Adjusted EBITDA for all periods presented (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2025	November 23, 2024	November 29, 2025	November 23, 2024
Revenue:
On-Demand Talent	$43,024	$53,452	$87,466	$105,925
Consulting	42,613	60,643	86,254	115,668
Europe & Asia Pacific	20,097	19,701	39,985	37,684
Outsourced Services	9,352	9,426	19,346	18,917
All Other	2,646	2,396	4,910	4,359
Total consolidated revenue	$117,732	$145,618	$237,961	$282,553

Adjusted EBITDA:
On-Demand Talent	$4,066	$5,605	$8,488	$8,164
Consulting	4,452	9,723	9,497	17,476
Europe & Asia Pacific	1,473	1,480	2,310	1,707
Outsourced Services	1,719	1,546	4,049	2,940
All Other	354	(526)	537	(993)
Unallocated items (1)	(8,019)	(8,172)	(17,770)	(17,318)
Adjustments:
Stock-based compensation expense	(1,625)	(1,948)	(3,906)	(3,509)
Amortized ERP system costs (2)	(702)	—	(1,404)	—
Technology transformation costs (3)	—	(2,043)	—	(3,901)
Acquisition costs (4)	(474)	(515)	(899)	(1,804)
Goodwill impairment (5)	—	(79,482)	—	(83,337)
Gain on sale of assets (6)	—	—	—	3,420
Restructuring costs (7)	(2,894)	(299)	(2,894)	(252)
CEO transition costs (8)	(9,029)	—	(9,029)	—
Amortization expense	(1,143)	(1,569)	(2,336)	(3,054)
Depreciation expense	(339)	(462)	(687)	(1,002)
Interest income, net	214	215	170	363
Loss before income tax expense (benefit)	(11,947)	(76,447)	(13,874)	(81,100)
Income tax expense (benefit)	(714)	7,732	(1,192)	6,678
Net loss	$(12,661)	$(68,715)	$(15,066)	$(74,422)
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
(5) Goodwill impairment charges recognized during the three and six months ended November 23, 2024 were related to the On-Demand Talent and Europe & Asia Pacific segments. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further discussion.
(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.
(7) Restructuring costs during the three and six months ended November 29, 2025 represent employee termination costs incurred in the reduction in force and non-recurring third-party consulting costs associated with the 2026 Transformation Initiative. Restructuring costs during the three and six months ended November 29, 2024 represent costs incurred in connection with the U.S. Restructuring Plan, which was authorized in October 2023 and was substantially completed during fiscal 2024.
(8) CEO transition costs represent non-recurring costs incurred in connection with the separation of the Company's former CEO. These costs include $5.9 million of cash severance and $3.1 million of non-cash stock compensation expense reflecting the acceleration of expense recognition of equity awards pursuant to ASC 718.
The tables below disclose the Company’s revenue, gross profit, significant expenses, and Adjusted EBITDA by segment (in thousands):

	Three Months Ended November 29, 2025
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$43,024	$42,613	$20,097	$9,352	$2,646
Cost of services	26,949	27,425	12,925	5,494	1,233
Gross Profit	16,075	15,188	7,172	3,858	1,413

Compensation, bonus and commissions (1)	10,431	7,194	4,127	1,688	440
Other segment expenses (2)	1,578	3,542	1,572	451	619
Adjusted EBITDA	$4,066	$4,452	$1,473	$1,719	$354

	Three Months Ended November 23, 2024
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$53,452	$60,643	$19,701	$9,426	$2,396
Cost of services	32,367	37,529	12,665	5,784	1,127
Gross Profit	21,085	23,114	7,036	3,642	1,269

Compensation, bonus and commissions (1)	14,282	7,359	3,979	1,493	533
Other segment expenses (2)	1,198	6,032	1,577	603	1,262
Adjusted EBITDA	$5,605	$9,723	$1,480	$1,546	$(526)

	Six Months Ended November 29, 2025
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$87,466	$86,254	$39,985	$19,346	$4,910
Cost of services	53,566	53,996	25,848	11,031	2,345
Gross Profit	33,900	32,258	14,137	8,315	2,565

Compensation, bonus and commissions (1)	22,169	16,086	8,684	3,382	855
Other segment expenses (2)	3,243	6,675	3,143	884	1,173
Adjusted EBITDA	$8,488	$9,497	$2,310	$4,049	$537

	Six Months Ended November 23, 2024
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$105,925	$115,668	$37,684	$18,917	$4,359
Cost of services	65,448	72,318	24,355	11,821	2,478
Gross Profit	40,477	43,350	13,329	7,096	1,881

Compensation, bonus and commissions (1)	27,466	17,376	8,286	3,021	1,039
Other segment expenses (2)	4,847	8,498	3,336	1,135	1,835
Adjusted EBITDA	$8,164	$17,476	$1,707	$2,940	$(993)

(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODMs.
(2)Other segment expenses include occupancy expenses, business expenses, marketing expenses, recruiting expenses and other operating expenses.

The table below represents the Company’s revenue by geographic location (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2025	November 23, 2024	November 29, 2025	November 23, 2024
Revenues:
United States	$93,685	$120,213	$189,241	$232,665
International	$24,047	25,405	48,720	49,888
Total	$117,732	$145,618	$237,961	$282,553
The table below presents the Company's long-lived assets, which consist of property and equipment and right of use assets, by geographic location (in thousands):.

	Long-Lived Assets as of
	November 29, 2025	May 31, 2025
Long-lived assets:
United States	$24,035	$25,297
International	1,643	1,677
Total	$25,678	$26,974

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for three and six months ended November 29, 2025 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 31, 2025 filed with the Securities and Exchange Commission (“SEC”).
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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, these statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. Risks and uncertainties include, but are not limited to, the following: risks related to an economic downturn or deterioration of general macroeconomic conditions, potential adverse effects to our and our clients' liquidity and financial performances from bank failures or other events affecting financial institutions, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management or key sales professionals, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our recent digital expansion and technology transformation efforts may not be successful, our ability to use artificial intelligence ("AI") and machine learning in our business, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities, possible disruption of our business from our past and future acquisitions, the possibility that our recent rebranding efforts may not be successful, our potential inability to adequately protect our intellectual property rights, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, the possible impact of activist shareholders, the possibility that we are unable to or elect not to pay our quarterly dividend payment, and other factors and uncertainties as are identified in our most recent Annual Report on Form 10-K for the year ended May 31, 2025, which was filed on July 28, 2025 ("Fiscal Year 2025 Form 10-K") and our other public filings made with the SEC (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law to do so.

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

The Company operates under the following business units: (i) On-Demand Talent, (ii) Consulting, (iii) Europe & Asia Pacific, (iv) Outsourced Services, and (v) Sitrick (disclosed as "All Other").

Fiscal 2026 Strategic Focus Areas
Building upon the foundation we established in fiscal 2025, we are executing upon the following enterprise growth drivers in fiscal 2026:

•Expand cross-sell opportunities through our diversified services platform;
•Scale our high-value Consulting solutions and refocus On-Demand Talent offerings to address the evolving needs of our clients;
•Drive improvement in cost structure; and
•Further leverage value-based pricing to improve profitability.

Expand cross-sell opportunities through our diversified services platform – We offer a unique blend of services in On-Demand Talent, Consulting, and Outsourced Services, enabling high flexibility and high impact solutions for enterprises worldwide. This unique model is designed to meet clients’ evolving needs in a disrupted business environment. Our Consulting capability provides us with deeper visibility into our clients’ transformation agendas to drive greater opportunities for our On-Demand execution capabilities, while our agile talent base within our On-Demand business provides greater financial flexibility and better skill set alignment for our Consulting business. In our Outsourced Services business, we are expanding Countsy’s total addressable market beyond the start-up ecosystem to serve the finance, accounting and human resources needs surrounding spin-outs and carve-outs. In fiscal 2026, we are focused on broadening client relationships by cross-selling across our diversified service offerings and introducing complementary solutions as client needs evolve. We believe this will enable us to deepen our partnerships with CFOs and business leaders, strengthen client retention, and increase wallet share while positioning the Company as a long-term, trusted partner for transformation and performance improvement.

Scale our high-value Consulting solutions and refocus On-Demand offerings to address the evolving needs of our clients – In the volatile and rapidly shifting global economic environment, CFOs and business leaders need partners who combine expertise with flexibility. We will maintain our commitment to building strong relationships with C-suite leaders, to support their organizations’ transformation journeys with specialized on-demand expertise, high-value consulting, and integrated outsourced delivery. The core solutions we will continue to build, integrate (through Reference Point) and scale are: enterprise resource planning ("ERP") and cloud finance systems modernization, financial planning and analysis enhancement, accounting close process optimization, SEC compliance, post acquisitions integration, enterprise risk management, data strategy and analytics, AI adoption and enterprise digital transformation. Concurrent to evolving our solutions to meet market demand, we will also be keenly focused on evolving our talent strategy to modernize and refresh the skillsets within our consultant base, both bench and agile, to serve our clients across On-Demand or Consulting engagements, particularly in the area of technology and AI fluency.

Drive improvement in cost structure – In the face of persistent macro-economic uncertainty and headwinds on client demand, we have prioritized reducing our cost structure and maintaining ongoing cost discipline to deliver improved profitability. During the second quarter of 2026, we began a comprehensive review of our operating model to redesign and streamline our cost structure. In connection with this effort, we acted on certain workforce reductions affecting management and administrative roles, with an expected reduction ranging from $6.0 million to $8.0 million in our annual run rate SG&A. We expect these transformation efforts to continue through the remainder of fiscal 2026, though the scope, timing, and impact of such actions may evolve as the review progresses. Furthermore, we expect to continue to leverage our newly implemented technology to achieve further operating efficiencies.

Further leverage value-based pricing – Building on the progress we made in fiscal 2025, we are continuing to advance our value-based pricing strategy to improve bill rates and pricing leverage, particularly in the Consulting business, as we pursue larger-scale, higher-value engagements that deliver measurable impact for clients.
Fiscal 2026 Developments

Management Changes
Effective November 3, 2025, Roger Carlile, a director of the Company, was appointed as the Company's President and Chief Executive Officer ("CEO"). In connection with his appointment, the Company entered into an employment agreement with Mr. Carlile with a term that extends through November 3, 2028 and will automatically renew annually thereafter. In October 2025, the Company's Board of Directors elected not to renew the "Period of Employment" under the Company's existing Employment Agreement, dated February 3, 2020 and as subsequently amended, with Kate W. Duchene, the Company's former President and CEO. Ms. Duchene stepped down as the Company’s President and CEO, and as a member of the Board, on November 2, 2025. She served as an Executive Advisor through January 3, 2026 to assist the Company and Mr. Carlile with the continuity of leadership. Refer to the Company's Current Report on Form 8-K filed with the SEC on November 3, 2025 for additional information regarding the leadership transition and related compensation for Mr. Carlile and Ms. Duchene.

Company Transformation Initiative
In the first half of fiscal 2026, the Company began a transformation initiative to redesign and streamline its operating model to achieve a reduced cost structure, as well as integrating Reference Point's consulting capabilities into the existing consulting business to form a more cohesive consulting segment (the "2026 Transformation Initiative"). As part of this initiative, we engaged a third-party advisor to assist us in conducting a comprehensive review of our global operations. In October 2025, in connection with this effort, we began certain workforce reductions affecting management and administrative roles, aimed at improving efficiency, reducing costs and streamlining operations. Restructuring costs were $2.9 million for both the three and six months ended November 29, 2025. We expect our transformation efforts to continue through the remainder of fiscal 2026, though the scope, timing, and impact of such actions may evolve as the review progresses.

As we continue to evolve our consulting business to deliver higher value, larger and more complex work, we believe we will improve our ability to command higher bill rates; however, the sales cycle associated with such deal opportunities tends to be more elongated. As a result, revenue in the Consulting segment could be uneven in the near term as we continue to execute our strategy in this part of the business.
Market Trends and Uncertainties

Uncertain macroeconomic conditions including ambiguity around interest rates, softening labor markets, fluctuations in currency exchange rates, recent government and policy changes implemented in the United States, and tariff actions and uncertainties related to trade wars have created significant uncertainty in the global economy, volatility in the capital markets and recessionary pressures, which has adversely impacted our financial results. While we are not able to fully predict the potential impact, we continue to see caution in professional services spending within our client base. If these conditions or impacts persist or if a prolonged economic downturn or recession develops, it could result in a further decline in billable hours or negatively impact our bill rates which would adversely affect our financial results and operating cash flows.
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial

Statements included in Item 8 of Part II of our Fiscal Year 2025 Form 10-K, and in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
•Adjusted EBITDA is calculated as EBITDA excluding stock-based compensation expense, amortized ERP system costs, technology transformation costs, goodwill impairment, acquisition costs, gain on sale of assets, restructuring costs, CEO transition costs, and other items management believes are not representative of the Company's core operations. We also present herein Adjusted EBITDA at the segment level as a measure used to assess the performance of our segments. Segment Adjusted EBITDA excludes certain shared corporate administrative costs that are not practical to allocate. See Note 13 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
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
Revenue by Segment

	Three Months Ended
	November 29, 2025				November 23, 2024
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$43,024	$(75)	$683	$43,632	$53,452
Consulting	42,613	(94)	663	43,182	60,643
Europe & Asia Pacific	20,097	(201)	(71)	19,825	19,701
Outsourced Services	9,352	—	148	9,500	9,426
All Other	2,646	—	42	2,688	2,396
Total Consolidated	$117,732	$(370)	$1,465	$118,827	$145,618

	Six Months Ended
	November 29, 2025				November 23, 2024
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$87,466	$(49)	$-	$87,417	$105,925
Consulting	86,254	(72)	(4)	86,178	115,668
Europe & Asia Pacific	39,985	(978)	(90)	38,917	37,684
Outsourced Services	19,346	—	—	19,346	18,917
All Other	4,910	—	—	4,910	4,359
Total Consolidated	$237,961	$(1,099)	$(94)	$236,768	$282,553

	Three Months Ended		Six Months Ended
Number of Business Days	November 29, 2025	November 23, 2024	November 29, 2025	November 23, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
On-Demand Talent (1)	63	64	127	127
Consulting (1)	63	64	127	127
Europe & Asia Pacific (2)	63	63	127	126
Outsourced Services (1)	63	64	127	127
All Other (1)	63	64	127	127
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

	Three Months Ended				Six Months Ended
	November 29, 2025	% of Revenue (1)	November 23, 2024	% of Revenue (1)	November 29, 2025	% of Revenue (1)	November 23, 2024	% of Revenue (1)
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net loss	$(12,661)	(10.8%)	$(68,715)	(47.2%)	$(15,066)	(6.3%)	$(74,422)	(26.3%)
Adjustments:
Amortization expense	1,143	1.0%	1,569	1.1%	2,336	1.0%	3,054	1.1%
Depreciation expense	339	0.3%	462	0.3%	687	0.3%	1,002	0.4%
Interest income, net	(214)	(0.2%)	(215)	(0.1%)	(170)	(0.1%)	(363)	(0.1%)
Income tax expense (benefit)	714	0.6%	(7,732)	(5.3%)	1,192	0.5%	(6,678)	(2.4%)
EBITDA	(10,679)	(9.1%)	(74,631)	(51.3)%	(11,021)	(4.6%)	(77,407)	(27.4)%
Stock-based compensation expense	1,625	1.4%	1,948	1.3%	3,906	1.6%	3,509	1.2%
Amortized ERP system costs (2)	702	0.6%	—	—%	1,404	0.6%	—	—%
Technology transformation costs (3)	—	—%	2,043	1.4%	—	—%	3,901	1.4%
Acquisition costs (4)	474	0.4%	515	0.4%	899	0.4%	1,804	0.6%
Goodwill Impairment (5)	—	—%	79,482	54.6%	—	—%	83,337	29.5%
Gain on sale of assets (6)	—	—%	—	—%	—	—%	(3,420)	(1.2)%
Restructuring costs (7)	2,894	2.5%	299	0.2%	2,894	1.2%	252	0.1%
CEO transition costs (8)	$9,029	7.7%	$—	—%	$9,029	3.8%	$—	—%
Adjusted EBITDA	$4,045	3.4%	$9,656	6.6%	$7,111	3.0%	$11,976	4.2%
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
(4)Acquisition costs primarily represent costs included in net loss related to the Company’s business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q for further discussion.
(5)Goodwill impairment charges recognized during the three and six months ended November 23, 2024 were related to the On-Demand Talent and Europe & Asia Pacific segments. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q for further discussion.
(6)Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.
(7)Restructuring costs during the three and six months ended November 29, 2025 represent employee termination costs incurred in the reduction in force and non-recurring third-party consulting costs associated with the 2026 Transformation Initiative. Restructuring costs during the three and six months ended November 29, 2024 represent costs incurred in connection with the cost reduction plan, including a reduction in force intended to reduce costs and streamline operations (the "U.S. Restructuring Plan"), which was authorized in October 2023 and was substantially completed during fiscal 2024.
(8)CEO transition costs represent non-recurring costs incurred in connection with the separation of the Company's former CEO. These costs include $5.9 million of cash severance and $3.1 million of non-cash stock compensation expense reflecting the acceleration of expense recognition of equity awards.
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

	Three Months Ended				Six Months Ended
	November 29, 2025	% of Revenue (1)	November 23, 2024	% of Revenue (1)	November 29, 2025	% of Revenue (1)	November 23, 2024	% of Revenue (1)

	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$117,732	100.0%	$145,618	100.0%	$237,961	100.0%	$282,553	100.0%
Cost of services	74,026	62.9%	89,532	61.5%	146,786	61.7%	176,480	62.5%
Gross profit	43,706	37.1%	56,086	38.5%	91,175	38.3%	106,073	37.5%
Selling, general and administrative expenses	54,394	46.2%	51,305	35.2%	102,310	43.0%	100,215	35.5%
Goodwill impairment	—	—%	79,482	54.6%	—	—%	83,337	29.5%
Amortization expense	1,143	1.0%	1,569	1.1%	2,336	1.0%	3,054	1.1%
Depreciation expense	339	0.3%	462	0.3%	687	0.3%	1,002	0.3%
Loss from operations	(12,170)	(10.4%)	(76,732)	(52.7%)	(14,158)	(6.0%)	(81,535)	(28.9%)
Interest income, net	(214)	(0.1%)	(215)	(0.2%)	(170)	(0.1%)	(363)	(0.2%)
Other income	(9)	—%	(70)	—%	(114)	—%	(72)	—%
Loss before income tax expense (benefit)	(11,947)	(10.1%)	(76,447)	(52.5%)	(13,874)	(5.8%)	(81,100)	(28.7%)
Income tax expense (benefit)	714	0.6%	(7,732)	(5.3%)	1,192	0.6%	(6,678)	(2.4%)
Net loss	$(12,661)	(10.8%)	$(68,715)	(47.2%)	$(15,066)	(6.3%)	$(74,422)	(26.3%)
(1)The percentage of revenue may not foot due to rounding.
Consolidated Operating Results – Three and Six Months Ended November 29, 2025 Compared to Three and Six Months Ended November 23, 2024
Revenue
Three Months Ended
Revenue decreased $27.9 million, or 19.2%, to $117.7 million in the second quarter of fiscal 2026 from $145.6 million in the second quarter of fiscal 2025. On a same-day constant currency basis, revenue decreased by $26.8 million, or 18.4%. Billable hours decreased 18.4% year-over-year, as the Company continues to hone its go-to-market execution for a multi-segment business. The average bill rate for the second quarter of fiscal 2026 decreased 1.2% year over year, or 1.6% on a constant currency basis. While the decrease was driven by a shift in the geographic revenue mix towards regions with lower bill rates, the average bill rate in the U.S. improved by 2.5% compared to the second quarter of fiscal 2025.

Six Months Ended
Revenue decreased $44.6 million, or 15.8%, to $238.0 million for the six months ended November 29, 2025 from $282.6 million for the six months ended November 23, 2024. On a same-day constant currency basis, revenue for the six months ended November 29, 2025 decreased by $45.8 million, or 16.2%, compared to the six months ended November 23, 2024. Billable hours decreased by 16.4%, as the Company continues to hone its go-to-market execution for a multi-segment business. The average bill rate increased by 0.4% (or remained flat on a constant currency basis) from the six months ended November 23, 2024, reflecting progress in our ongoing value-based pricing initiative and a gradual shift to higher-value projects.

Cost of Services
Three Months Ended
Cost of services decreased $15.5 million, or 17.3%, to $74.0 million for the second quarter of fiscal 2026 from $89.5 million in the second quarter of fiscal 2025. The decrease in cost of services was primarily attributable to a 18.4% decline in billable hours and a 3.2% decline in average pay rate.

Cost of services as a percentage of revenue was 62.9% for the second quarter of fiscal 2026 compared to 61.5% for the second quarter of fiscal 2025. While the Company continues to make progress in improving bill rates, cost of service as a percentage of revenue increased compared to the prior year quarter primarily due to higher healthcare expenses under the Company's self-insured medical program, increased holiday pay due to one additional holiday in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025and lower utilization of salaried consultants.
The number of agile consultants on assignment during the second quarter of fiscal 2026 was 2,288 compared to 2,758 during the second quarter of fiscal 2025. The average number of salaried consultants during the second quarter of fiscal 2026 was 400 compared to 527 during the second quarter of fiscal 2025.
Six Months Ended
Cost of services decreased $29.7 million, or 16.8%, to $146.8 million for the six months ended November 29, 2025 from $176.5 million for the six months ended November 23, 2024. The decrease in cost of services was primarily attributable to a 16.4% decline in billable hours and a decrease of 2.0% in the average pay rate in the six months ended November 29, 2025 compared to the six months ended November 23, 2024.

Cost of services as a percentage of revenue was 61.7% for the six months ended November 29, 2025 compared to 62.5% for the six months ended November 23, 2024. The decreased percentage was primarily driven by an improved pay/bill ratio for the six months ended November 29, 2025 compared to the six months ended November 23, 2024.

Selling, General and Administrative Expenses
Three Months Ended
Selling, general and administrative expenses (“SG&A”) were $54.4 million, or 46.2% of revenue, for the second quarter of fiscal 2026 compared to $51.3 million, or 35.2% of revenue, for the second quarter of fiscal 2025. The $3.1 million increase in SG&A year-over-year was primarily driven by $5.9 million in cash severance and $3.1 million in stock-based compensation costs associated with the separation of the Company's former CEO, and a $2.6 million increase in restructuring charges in connection with a reduction in force executed in October 2025. These increases were partially offset by a $2.9 million decrease in employee compensation and benefits costs following the reduction in force in fiscal 2025 and most recently in October 2025, a $0.9 million decrease in costs associated with the internal use of consultants, $0.8 million decrease in variable employee compensation as a result of financial performance, a $2.0 million decrease in technology transformation costs primarily associated with the completion of the Company's North America technology implementation during fiscal 2025, a $0.8 million decrease related to bad debt expense, and a $0.4 million decrease in occupancy expenses. The remaining SG&A reduction was related to various general and overhead costs.
Six Months Ended
SG&A expenses were $102.3 million, or 43.0% of revenue, for the six months ended November 29, 2025 compared to $100.2 million, or 35.5% of revenue, for the six months ended November 23, 2024. The $2.1 million increase in SG&A year-over-year was primarily attributed to $5.9 million and $3.1 million in severance and stock based compensation costs, respectively, associated with the separation of the Company's former CEO, a $3.4 million gain on the sale of the Irvine office building during fiscal 2025 with no comparable activity occurring during fiscal 2026, and a $2.6 million increase in restructuring charges. These increases were partially offset by a $5.2 million decrease in employee compensation and benefits costs following the reduction in force in fiscal 2025 and most recently in October 2025, a $1.1 million decrease in costs associated with the internal use of consultants, a $0.9 million decrease in variable employee compensation as a result of financial performance, a $3.9 million decrease in technology transformation costs primarily associated with the completion of our North America technology implementation during fiscal 2025, a $0.7 million decrease related to bad debt expense, a $0.9 million decrease in acquisition costs, and a $0.7 million decrease in occupancy expenses. The remaining SG&A reduction was related to various general and overhead costs.
Management and administrative headcount was 632 at the end of the second quarter of fiscal 2026 and 754 at the end of the second quarter of fiscal 2025.
Goodwill Impairment
Three and Six Months Ended
No goodwill impairment was recorded during the first or second quarters of fiscal 2026. In the second quarter of fiscal 2025, in light of the decline in the Company's market capitalization, along with slower than expected recovery in business performance within the Company’s On-Demand Talent segment and Europe & Asia Pacific segment, the Company conducted a goodwill impairment analysis and recorded a non-cash impairment charge of $79.5 million in the On-Demand Talent segment. Additionally, during the first quarter of fiscal 2025, the Company completed a goodwill impairment assessment concurrent with its segment change and concluded that the carrying value of the Europe & Asia Pacific segment was in excess of its fair value. As a result, the Company recorded a non-cash impairment charge of $3.9 million. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

Income Taxes
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other changes, OBBBA makes permanent several expiring provisions from the Tax Cuts and Jobs Act of 2017, restores favorable tax treatment of various business provisions, and modifies the international tax regime. The legislation has varying effective dates, with certain provisions effective retrospectively starting January 1, 2025. The tax effects of the enacted legislation are reflected in the period of enactment ended August 30, 2025, and there was no material impact on our effective tax rate as of November 29, 2025. We will continue to monitor and assess the impact of OBBBA on our consolidated financial statements.
Three Months Ended
Income tax expense was $0.7 million for the second quarter of fiscal 2026, reflecting an effective tax rate of 6.0%, compared to an income tax benefit of $7.7 million, or an effective tax rate of 10.1%, for the second quarter of fiscal 2025. The income tax expense in the quarter ended November 29, 2025 was primarily attributable to income tax expense from profitable foreign jurisdictions, while losses in certain domestic and foreign jurisdictions did not result in a tax benefit due to the existence of valuation allowances. The income tax benefit in the quarter ended November 23, 2024 was primarily attributed to the Company’s consolidated pretax loss, reduced by the permanent disallowance of a portion of the goodwill impairment for tax purposes.
Six Months Ended
Income tax expense was $1.2 million for the six months ended November 29, 2025, reflecting an effective tax rate of 8.6%, compared to an income tax benefit of $6.7 million, or an effective tax rate of 8.2%, for the six months ended November 23, 2024. The income tax expense in the six months ended November 29, 2025 was primarily attributable to income tax expense from profitable foreign jurisdictions, while losses in certain domestic and foreign jurisdictions do not result in a tax benefit due to the existence of valuation allowances. The income tax benefit in the six months ended November 23, 2024 was primarily attributed to the Company’s consolidated pretax loss, reduced by the permanent disallowance of a portion of the goodwill impairment for tax purposes.
Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Item 1A of Part I of our Fiscal Year 2025 Form 10-K and our other public filings made with the SEC. Due to these and other factors, we believe quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.
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

Each of these segments reports through separate segment managers to the Company's Chief Executive Officer and Chief Operating Officer, who are collectively designated as the Chief Operating Decision Maker for segment reporting purposes. The Company's reportable segments are comprised of On-Demand Talent, Consulting, Europe & Asia Pacific, and Outsourced Services. Sitrick does not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed under the “All Other” segment. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment.

The following table presents our operating results by segment for the three and six months ended November 29, 2025 and November 23, 2024, respectively (in thousands). Revenue information by segment, on a GAAP basis and on a same-day constant currency basis, is set forth above under "Non-GAAP Financial Measures — Same Day Constant Currency Revenue."

	Three Months Ended		Six Months Ended
	November 29, 2025	November 23, 2024	November 29, 2025	November 23, 2024
Adjusted EBITDA:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
On-Demand Talent	$4,066	$5,605	$8,488	$8,164
Consulting	4,452	9,723	9,497	17,476
Europe & Asia Pacific	1,473	1,480	2,310	1,707
Outsourced Services	1,719	1,546	4,049	2,940
All Other	354	(526)	537	(993)
Unallocated items (1)	(8,019)	(8,172)	(17,770)	(17,318)

Adjustments:
Stock-based compensation expense	(1,625)	(1,948)	(3,906)	(3,509)
Amortized ERP system costs (2)	(702)	—	(1,404)	—
Technology transformation costs (3)	—	(2,043)	—	(3,901)
Acquisition costs (4)	(474)	(515)	(899)	(1,804)
Goodwill impairment (5)	—	(79,482)	—	(83,337)
Gain on sale of assets (6)	—	—	—	3,420
Restructuring cost (7)	(2,894)	(299)	(2,894)	(252)
CEO transition costs (8)	(9,029)	—	(9,029)	—
Amortization expense	(1,143)	(1,569)	(2,336)	(3,054)
Depreciation expense	(339)	(462)	(687)	(1,002)
Interest income, net	214	215	170	363
Loss before income tax expense (benefit)	(11,947)	(76,447)	(13,874)	(81,100)
Income tax expense (benefit)	(714)	7,732	(1,192)	6,678
Net loss	$(12,661)	$(68,715)	$(15,066)	$(74,422)
(1) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to a newly implemented ERP system, which was recorded within SG&A on the Consolidated Statement of Operations.

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

(4) Acquisition costs primarily represent costs included in net loss related to the Company’s business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisitions in the Notes to Consolidated Financial Statements in Item I of Part I of the Quarterly Report on Form 10-Q for further discussion.

(5) Goodwill impairment charges recognized during the three and six months ended November 23, 2024 were related to the On-Demand Talent and Europe & Asia Pacific segments. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q for further discussion.

(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.

(7) Restructuring costs during the three and six months ended November 29, 2025 represent employee termination costs incurred in the reduction in force and non-recurring third-party consulting costs associated with the 2026 Transformation Initiative. Restructuring costs during the three and six months ended November 29, 2024 represent costs incurred in connection with the U.S. Restructuring Plan, which was authorized in October 2023 and was substantially completed during fiscal 2024.

(8) CEO transition costs represent non-recurring costs incurred in connection with the separation of the Company's former CEO. These costs include $5.9 million of cash severance and $3.1 million of non-cash stock compensation expense reflecting the accelerated expense recognition of equity awards during three and six months ended November 29, 2025.
Revenue by Segment

On-Demand Talent – Revenue in the On-Demand Talent segment declined by $10.5 million or 19.5% (18.4% on a constant currency basis), to $43.0 million in the second quarter of fiscal 2026 compared to $53.5 million in the second quarter of fiscal 2025, while billable hours decreased 21.5% and average bill rate increased by 2.6% (or 2.4% on a constant currency basis).

For the six months ended November 29, 2025, On-Demand Talent segment revenue decreased by $18.4 million or 17.4% (17.5% on a constant currency basis), to $87.5 million compared to $105.9 million for the six months ended November 23, 2024, primarily as a result of a 18.7% decrease in billable hours partially offset by a 1.5% (or 1.4% on a constant currency basis) increase in average bill rate.

The decline in billable hours reflected reduced demand in traditional finance roles as clients increasingly adopt artificial intelligence and automation. The improvement of average bill rate was the result of our continued focus on pricing to value.

Consulting – Revenue in the Consulting segment declined by $18.0 million or 29.7% (28.8% on a constant currency basis), to $42.6 million in the second quarter of fiscal 2026 compared to $60.6 million in the second quarter of fiscal 2026 due to a 33.8% decrease in billable hours, partially offset by a 6.6% (or 6.4% on a constant currency basis) increase in the average bill rate largely as a result of the Company’s value-based pricing initiative.

For the six months ended November 29, 2025, Consulting segment revenue decreased by $29.4 million or 25.4% (25.5% on a constant currency basis), to $86.3 million compared to $115.7 million for the six months ended November 23, 2024. The decline was primarily due to a 31.1% decrease in billable hours, partially offset by a 8.7% (or 8.6% on a constant currency basis) increase in the average bill rate.

Europe & Asia Pacific – Revenue in the Europe & Asia Pacific segment increased by $0.4 million or 2.0% (0.6% on a constant currency basis), to $20.1 million in the second quarter of fiscal 2026 compared to $19.7 million in the second quarter of fiscal 2025. The increase was primarily due to a 3.4% (or 2.4% on a constant currency basis) increase in the average bill rate partially offset by a 0.5% decrease in billable hours.

For the six months ended November 29, 2025, Europe & Asia Pacific segment revenue increased by $2.3 million or 6.1% (3.3% on a constant currency basis), to $40.0 million compared to $37.7 million for the six months ended November 23, 2024. The increase was primarily due to a 6.4% (or 3.8% on a constant currency basis) increase in the average bill rate while billable hours remained flat.

The increase in the average bill rate was primarily driven by our value-based pricing initiative and a shift in geographic revenue mix towards Europe, where average bill rates are higher. Billable hours in Europe increased 12.6% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 and 16.5% for the six months ended November 29, 2025 compared to the six months ended November 23, 2024, primarily due to project extensions with key accounts in Europe. Billable hours in the Asia Pacific region decreased 2.9% for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 and 2.7% for the six months ended November 29, 2025 compared to the six months ended November 23, 2024 primarily due to results in China.

Outsourced Services – Revenue in the Outsourced Services segment decreased by $0.1 million or 0.8% to $9.4 million in the second quarter of fiscal 2026 compared to $9.5 million the second quarter of fiscal 2025. Billable hours increased 1.3% and the average bill rate declined 5.0% on a reported basis, primarily due to a higher mix of offshore delivery.

For the six months ended November 29, 2025, Outsourced Services segment revenue increased by $0.4 million or 2.3%, to $19.3 million compared to $18.9 million for the six months ended November 23, 2024, primarily as a result of a 1.7% increase in billable hours partially offset by a 3.6% (also 3.6% on a constant currency basis) decrease in average bill rate year-over-year.

All Other – Revenue in the All Other segment increased by $0.2 million or 10.4% (12.1% on a same-day constant currency basis), to $2.6 million in the second quarter of fiscal 2026 compared to $2.4 million in the second quarter of fiscal 2025. The increase was primarily due to an increase in average bill rate of 2.9% partially offset by a 6.6% decrease in billable hours.

For the six months ended November 29, 2025, All Other segment revenue increased by $0.5 million or 12.6% (also 12.6% on a same-day constant currency basis), to $4.9 million compared to $4.4 million for the six months ended November 23, 2024. The increase was primarily due to an increase in billable hours of 10.6% and an increase in average bill rate of 2.7% (also 2.7% on a constant currency basis).
Adjusted EBITDA by Segment
On-Demand Talent – The On-Demand Talent segment’s Adjusted EBITDA decreased by $1.5 million or 27.5%, to $4.1 million for the second quarter of fiscal 2026, compared to $5.6 million for the second quarter of fiscal 2025. The decrease is primarily attributed to a decrease in gross profit of $5.0 million partially offset by a decrease in segment expenses of $3.5 million.
For the six months ended November 29, 2025, the On-Demand Talent segment’s Adjusted EBITDA increased by $0.3 million or 4.0%, to $8.5 million, compared to $8.2 million for the six months ended November 23, 2024. Compared to the prior year period, SG&A costs decreased by $6.9 million for the six months ended November 29, 2025 as compared to the six months ended November 23, 2024 primarily due to decreases in employee compensation and variable employee compensation as a result of financial performance, following our reduction in force in fiscal 2025 and most recently in October 2025. The improvements in SG&A costs was partially offset by a $6.6 million reduction in gross profit.

Consulting – The Consulting segment’s Adjusted EBITDA decreased by $5.2 million or 54.2%, to $4.5 million for the second quarter of fiscal 2026, compared to $9.7 million for the second quarter of fiscal 2025. The decrease is primarily attributed to a decrease in gross profit of $7.9 million, which was partially offset by a decrease in segment expenses of $2.6 million.

For the six months ended November 29, 2025, the Consulting segment’s Adjusted EBITDA decreased by $8.0 million or 45.7%, to $9.5 million, compared to $17.5 million for the six months ended November 23, 2024. Compared to the prior year period, revenue decreased by $29.4 million, which was partially offset by the decrease in related cost of services of $18.3 million. Additionally, SG&A costs decreased by $3.1 million for the six months ended November 29, 2025 as compared to the six months ended November 23, 2024 primarily due to the decrease in employee compensation expense following our reduction in force in fiscal 2025 and most recently in October 2025.
Europe & Asia Pacific – The Europe & Asia Pacific segment’s Adjusted EBITDA in the second quarter of fiscal 2026 remained relatively flat compared to the second quarter of fiscal 2025.

For the six months ended November 29, 2025, the Europe & Asia Pacific segment’s Adjusted EBITDA increased by $0.6 million or 35.3%, to $2.3 million, compared to $1.7 million for the six months ended November 23, 2024. Compared to the prior year period, gross profit increased $0.8 million. Additionally, SG&A expenses increased by $0.2 million for the six months ended November 29, 2025 as compared to the six months ended November 23, 2024 primarily due to increases in employee compensation expense.

Outsourced Services – The Outsourced Services segment’s Adjusted EBITDA increased by $0.2 million, or 11.2% to $1.7 million in the second quarter of fiscal 2026 compared to $1.5 million for the second quarter of fiscal 2025. The increase is primarily attributed to an increase in gross profit of $0.2 million.

For the six months ended November 29, 2025, the Outsourced services segment's Adjusted EBITDA increased by $1.1 million or 37.7%, to $4.0 million compared to $2.9 million for the six months ended November 23, 2024 due primarily to a $1.2 million in gross profit.
All Other – The All Other segment's Adjusted EBITDA increased by $0.9 million or 167.3% to $0.4 million for the second quarter of fiscal 2026 compared to $(0.5) million for the second quarter of fiscal 2025. The increase is attributed to an increase in gross profit of $0.2 million and a decrease in segment expenses of $0.7 million.
For the six months ended November 29, 2025, the All Other segment's Adjusted EBITDA increased by $1.5 million or 154.1%, to $0.5 million compared to $(1.0) million for the six months ended November 23, 2024 due to the $0.8 million decrease in SG&A costs, resulting primarily from lower bad debt expense, and the $0.7 million increase in gross profit.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities, our senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and purchases under the Company's 2019 Employee Stock Purchase Plan, as amended (the "ESPP"). During the six months ended November 29, 2025, we generated positive cash flow from operations and have historically generated positive cash flows from operations on an annual basis since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on customer demand and global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of November 29, 2025, we had $89.8 million of cash and cash equivalents, including $40.6 million held in international operations.
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
The 2025 Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the 2025 Credit Facility is included in Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Item I of Part I of this Quarterly Report on Form 10-Q.

On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at a loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of November 29, 2025, the Company had no debt outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Such costs primarily include software licensing fees and other costs in areas including change management and training. We believe our current cash, ongoing cash flows from our operations and funding available under our 2025 Credit Facility will provide sufficient funds for these initiatives. As of November 29, 2025, we have non-cancellable purchase obligations totaling $11.5 million, which primarily consist of payments pursuant to the licensing arrangements that we have entered into: $3.6 million due during the remainder of fiscal 2026; $4.2 million due during fiscal 2027; $3.3 million due during fiscal 2028; and $0.4 million due thereafter. The $3.0 million increase in non-cancellable purchase obligations from the first quarter of 2026 is related to the renewal of a three-year licensing arrangement. We lease office space under non-cancelable operating leases with various expiration dates. See Note 6 - Leases in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for our future minimum commitments related to our operating leases.

In addition, we pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our Board of Directors. Most recently, on December 12, 2025, we paid a dividend of $0.07 per share of our common stock to stockholders of record at the close of business on November 14, 2025. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the 2025 Credit Facility and other agreements, and other factors deemed relevant by our Board of Directors.
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
Other than as described herein, there have been no material changes to our material cash requirements, including commitments for capital expenditures, described under the heading “Liquidity and Capital Resources” in Item 7 of Part II of our Fiscal Year 2025 Form 10-K.
Operating Activities
Operating activities for the first six months of fiscal 2026 provided cash of $8.1 million compared to $1.5 million of cash provided in the first six months of fiscal 2025. The cash provided by operations for the first six months of fiscal 2026 was primarily driven by net favorable changes in operating assets and liabilities of $10.2 million and non-cash adjustments of $12.9 million (resulting primarily from $7.0 million adjustment in non-cash stock-based compensation).

The net favorable changes in operating assets and liabilities were driven by a $12.7 million decrease in trade accounts receivable, a $6.6 million increase in other liabilities, a $1.5 million decrease in other assets, a $0.9 million decrease in prepaid expenses and other current assets and a $0.4 million decrease in net income taxes receivable. Partially offsetting these favorable changes were a $9.8 million decrease in accrued salaries and related obligations due mainly to the payout of the annual incentive compensation and a $2.1 million decrease in accounts payable and other accrued expenses. The Company incurred a net loss of $15.1 million during the six months ended November 29, 2025.
The cash provided by operations for the first six months of fiscal 2025 was primarily driven by the non-cash adjustments of $83.2 million (primarily due to the non-cash goodwill impairment), which was offset by a net loss of $74.4 million and net unfavorable changes in operating assets and liabilities of $4.4 million. These net unfavorable changes in operating assets and liabilities were driven by a $3.7 million increase in other assets largely related to the investments in our technology implementation, a $2.1 million decrease in other liabilities, a $1.7 million decrease in accounts payable and other accrued expenses, a $1.5 million increase in prepaid expenses and other current assets, and a $0.7 million increase in prepaid income taxes. Offsetting these unfavorable changes were a $1.8 million decrease in trade accounts receivable and a $0.7 million increase in accrued salaries and related obligations, mainly due to the timing of our pay cycle.
Investing Activities

Net cash used in investing activities was $0.4 million for the first six months of fiscal 2026 compared to $12.7 million for the first six months of fiscal 2025. Net cash used in investing activities for the first six months of fiscal 2026 was primarily related to $0.4 million of cash used for leasehold improvements and to acquire computer equipment. Net cash used in investing activities for the first six months of fiscal 2025 was primarily related to $23.0 million of net cash used towards the acquisition of Reference Point and $2.0 million of cash used for the development of internal-use software and acquisition of property and equipment, partially offset by the $12.3 million in net proceeds from the sale of the Irvine office building.
Financing Activities
Net cash used in financing activities was $3.9 million for the first six months of fiscal 2026 compared to $17.4 million for the first six months of fiscal 2025. Net cash used in financing activities during the first six months of fiscal 2026 consisted of cash dividend payments of $4.7 million, which were partially offset by $1.1 million in proceeds received from ESPP share purchases. Net cash used in financing activities during the first six months of fiscal 2025 consisted of $10.0 million to purchase 1,028,315 shares of common stock on the open market and cash dividend payments of $9.4 million; these uses were partially offset by $2.0 million in proceeds received from ESPP share purchases.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the 2025 Credit Facility that bear interest at a variable market rate.
As of November 29, 2025, we had approximately $89.8 million of cash and cash equivalents and no borrowings under our 2025 Credit Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
We may become exposed to interest rate risk related to fluctuations in the Term SOFR rate under our 2025 Credit Facility. See “Liquidity and Capital Resources” above and Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our 2025 Credit Facility. As of November 29, 2025, we had no borrowing outstanding and $0.7 million of outstanding letters of credit issued under our 2025 Credit Facility.
Foreign Currency Exchange Rate Risk. For the six months ended November 29, 2025, approximately 20.5% of our revenues were generated outside of the U.S. compared to approximately 18.2% of our revenues for the six months ended November 23, 2024. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.

Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 54.8% of our cash and cash equivalents balances as of November 29, 2025 were denominated in U.S. dollars. The remaining amount of approximately 45.2% was comprised primarily of cash balances translated from Euros, Mexican Pesos, Canadian Dollar, Chinese Yuan, Indian Rupee, Japanese Yen, and British Pound Sterling, This compares to approximately 59.2% of our cash and cash equivalents balances as of May 31, 2025 that were denominated in U.S. dollars and approximately 40.8% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan, and Canadian Dollars. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.
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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of November 29, 2025. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of November 29, 2025.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended November 29, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Fiscal Year 2025 Form 10-K, which was filed with the SEC on July 28 2025. See “Risk Factors” in Item 1A of Part I of such Fiscal Year 2025 Form 10-K for a complete description of the material risks we face.
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
10.1+
Employment Agreement by and between the Company and Roger Carlile, dated as of October 31, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 3, 2025).

10.2+
Transition Agreement by and between the Company and Kate W. Duchene, dated as of October 31, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 3, 2025).

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
101*
The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended November 29, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

RESOURCES CONNECTION, INC.

Date: January 8, 2026	/s/ ROGER CARLILE

Roger Carlile
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: January 8, 2026	/s/ JENNIFER RYU

Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)