Form 10-Q
period 2026-02-28
RESOURCES CONNECTION, INC.
filed 2026-04-09
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
OR
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
As of March 31, 2026, 34,329,344 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	February 28, 2026	May 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,764	$86,147
Trade accounts receivable, net of allowances of $3,639 and $2,603 as of February 28, 2026 and May 31, 2025, respectively	79,333	99,210
Prepaid expenses and other current assets	11,372	10,246
Income taxes receivable	7,619	8,083
Total current assets	181,088	203,686
Goodwill	28,757	28,757
Intangible assets, net	15,896	18,978
Property and equipment, net	3,779	4,423
Operating lease right-of-use assets, net	20,220	22,551
Deferred tax assets	9,702	9,280
Other non-current assets	14,672	17,013
Total assets	$274,114	$304,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$11,506	$13,902
Accrued salaries and related obligations	32,705	47,931
Operating lease liabilities, current	4,813	5,149
Other current liabilities	17,095	8,420
Total current liabilities	66,119	75,402
Operating lease liabilities, non-current	19,546	20,156
Deferred tax liabilities	4	92
Other non-current liabilities	1,761	1,957
Total liabilities	87,430	97,607
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.01 par value, 70,000 shares authorized; 37,944 and 37,027 shares issued, and 34,089 and 33,075 shares outstanding as of February 28, 2026 and May 31, 2025, respectively	379	370
Additional paid-in capital	409,956	400,180
Accumulated other comprehensive loss	(15,748)	(17,863)
Accumulated deficit	(155,521)	(121,575)
Treasury stock at cost, 3,855 and 3,952 shares as of February 28, 2026 and May 31, 2025, respectively	(52,382)	(54,031)
Total stockholders’ equity	186,684	207,081
Total liabilities and stockholders’ equity	$274,114	$304,688
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025
Revenue	$107,930	$129,438	$345,891	$411,991
Cost of services	69,351	84,064	216,138	260,544
Gross profit	38,579	45,374	129,753	151,447
Selling, general and administrative expenses	45,849	51,189	148,159	151,404
Goodwill impairment	-	42,039	-	125,376
Amortization expense	746	1,407	3,083	4,461
Depreciation expense	328	464	1,015	1,466
Loss from operations	(8,344)	(49,725)	(22,504)	(131,260)
Interest income, net	(178)	(106)	(348)	(469)
Other expense (income)	605	22	490	(50)
Loss before income tax expense (benefit)	(8,771)	(49,641)	(22,646)	(130,741)
Income tax expense (benefit)	696	(5,589)	1,887	(12,267)
Net loss	$(9,467)	$(44,052)	$(24,533)	$(118,474)

Net loss per common share:
Basic	$(0.28)	$(1.34)	$(0.74)	$(3.58)
Diluted	$(0.28)	$(1.34)	$(0.74)	$(3.58)

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,698	32,938	33,347	33,130
Diluted	33,698	32,938	33,347	33,130

Cash dividends declared per common share	$0.07	$0.14	$0.21	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025

Net loss	$(9,467)	$(44,052)	$(24,533)	$(118,474)
Foreign currency translation adjustment, net of tax	1,932	16	2,115	(3,447)
Total comprehensive loss	$(7,535)	$(44,036)	$(22,418)	$(121,921)
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended February 28, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at November 29, 2025	37,456	$374	$407,628	3,954	$(54,066)	$(17,680)	$(141,669)	$194,587
Stock-based compensation expense	-	-	1,117	-	-	-	-	1,117
Issuance of common stock purchased under Employee Stock Purchase Plan	286	3	1,129	-	-	-	-	1,132
Issuance of restricted stock	-	-		(99)	1,684	-	(1,684)	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	202	2	(233)	-	-	-	-	(231)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	-	(2,386)	(2,386)
Dividend equivalents on equity awards	-	-	315	-	-	-	(315)	-
Currency translation adjustment	-	-	-	-	-	1,932	-	1,932
Net loss for the three months ended February 28, 2026	-	-	-	-	-	-	(9,467)	(9,467)
Balances at February 28, 2026	37,944	$379	$409,956	3,855	$(52,382)	$(15,748)	$(155,521)	$186,684

	For the Nine Months Ended February 28, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at May 31, 2025	37,027	$370	$400,180	3,952	$(54,031)	$(17,863)	$(121,575)	$207,081
Stock-based compensation expense	-	-	8,044	-	-	-	-	8,044
Issuance of common stock purchased under Employee Stock Purchase Plan	527	5	2,206	-	-	-	-	2,211
Issuance of restricted stock	-	-	-	(97)	1,649	-	(1,649)	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	390	4	(1,177)	-	-	-	-	(1,173)
Cash dividends declared ($0.21 per share)	-	-	-	-	-	-	(7,061)	(7,061)
Dividend equivalents on equity awards	-	-	703	-	-	-	(703)	-
Currency translation adjustment	-	-	-	-	-	2,115	-	2,115
Net loss for the nine months ended February 28, 2026	-	-	-	-	-	-	(24,533)	(24,533)
Balances at February 28, 2026	37,944	$379	$409,956	3,855	$(52,382)	$(15,748)	$(155,521)	$186,684

	For the Three Months Ended February 22, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at November 23, 2024	36,757	$368	$394,544	3,666	$(52,204)	$(21,176)	$4,145	$325,677
Stock-based compensation expense	-	-	1,960	-	-	-	-	1,960
Issuance of common stock purchased under Employee Stock Purchase Plan	264	2	1,902	-	-	-	-	1,904
Issuance of restricted stock	-	-	-	(69)	1,170	-	(1,170)	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	-	-	(36)	-	-	-	-	(36)
Cash dividends declared ($0.14 per share)	-	-	-	-	-	-	(4,631)	(4,631)
Dividend equivalents on equity awards	-	-	183	-	-	-	(183)	-
Repurchase of common stock	-	-	-	355	(3,012)		-	(3,012)
Currency translation adjustment	-	-	-	-	-	16	-	16
Net loss for the three months ended February 22, 2025	-	-	-	-	-	-	(44,052)	(44,052)
Balances at February 22, 2025	37,021	$370	$398,553	3,952	$(54,046)	$(21,160)	$(45,891)	$277,826

	For the Nine Months Ended February 22, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at May 25, 2024	36,194	$363	$389,720	2,638	$(42,202)	$(17,713)	$88,595	$418,763
Stock-based compensation expense	-	-	5,657	-	-	-	-	5,657
Issuance of common stock purchased under Employee Stock Purchase Plan	493	4	3,910	-	-	-	-	3,914
Issuance of restricted stock	80	1	(1)	(69)	1,170	-	(1,170)	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	254	2	(1,624)	-	-	-	-	(1,622)
Cash dividends declared ($0.42 per share)	-	-	-	-	-	-	(13,951)	(13,951)
Dividend equivalents on equity awards	-	-	891	-	-	-	(891)	-
Repurchase of common stock	-	-	-	1,383	(13,014)		-	(13,014)
Currency translation adjustment	-	-	-	-	-	(3,447)	-	(3,447)
Net loss for the nine months ended February 22, 2025	-	-	-	-		-	(118,474)	(118,474)
Balances at February 22, 2025	37,021	$370	$398,553	3,952	$(54,046)	$(21,160)	$(45,891)	$277,826

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	February 28, 2026	February 22, 2025
Cash flows (used in) provided by operating activities:
Net loss	$(24,533)	$(118,474)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,098	6,536
Amortization of right-of-use assets	3,970	4,350
Stock-based compensation expense	8,041	5,417
Goodwill impairment	—	125,376
Impairment on right-of-use asset	1,015	—
Gain on sale of assets	—	(3,230)
Adjustment to allowances	1,202	944
Deferred income taxes	(104)	(14,114)
Other, net	209	133
Changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	18,667	7,420
Prepaid expenses and other current assets	(1,102)	(5,795)
Income taxes	167	(1,553)
Other assets	1,797	(1,309)
Accounts payable and other accrued expenses	(2,442)	(2,038)
Accrued salaries and related obligations	(16,538)	1,242
Other liabilities	4,887	(2,756)
Net cash (used in) provided by operating activities	(666)	2,149

Cash flows from investing activities:
Net proceeds from sale of assets	—	12,309
Acquisition of Reference Point, net of cash acquired	—	(22,967)
Investments in property and equipment and internal-use software	(543)	(2,425)
Net cash used in investing activities	(543)	(13,083)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,211	3,914
Payment of debt issuance costs	(343)	—
Repurchase of common stock	—	(13,014)
Payment of cash dividends	(7,003)	(14,014)
Net cash used in financing activities	(5,135)	(23,114)

Effect of exchange rate changes on cash and cash equivalents	2,961	(2,349)
Net decrease in cash and cash equivalents	(3,383)	(36,397)
Cash and cash equivalents at beginning of period	86,147	108,892
Cash and cash equivalents at end of period	$82,764	$72,495

Supplemental cash flow disclosures
Income taxes paid, net	$1,727	$3,057
Interest paid	$133	$267
Non-cash investing and financing activities
Dividends declared, not paid	$2,386	$4,631
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
The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The third quarters of fiscal 2026 and 2025 each consisted of 13 weeks. The Company’s fiscal year 2026 will consist of 52 weeks.
Company Management Changes
On October 30, 2025, the Board appointed Roger Carlile, a director of the Company, to succeed Kate W. Duchene as the Company’s President and Chief Executive Officer ("CEO"), effective November 3, 2025. Concurrently, in October 2025, the Company's Board of Directors elected not to renew the "Period of Employment" under the Company's existing Employment Agreement, dated February 3, 2020 and as subsequently amended, with Ms. Duchene (the "Duchene Employment Agreement"), the Company's former President and CEO. Ms. Duchene stepped down as the Company’s President and CEO, and as a member of the Board, on November 2, 2025. She served as an Executive Advisor through January 3, 2026 to assist the Company and its new President and CEO with the continuity of leadership. Ms. Duchene will continue to provide transition support to the Company as a consultant from January 4, 2026 through December 31, 2028.
In connection with the Board’s determination not to extend the “Period of Employment” under the Duchene Employment Agreement, the Company and Ms. Duchene entered into a Transition Agreement on October 31, 2025 (the “Duchene Transition Agreement”). The Company’s non-renewal of the Period of Employment under the Duchene Employment Agreement triggered Ms. Duchene’s rights to severance benefits under that agreement. The Duchene Transition Agreement provides that Ms. Duchene will receive the following severance benefits, to be paid in twelve monthly installments, which began in January 2026, following her execution and delivery of a general release of claims in favor of the Company: (i) a cash severance benefit of $5,325,000 (three times the sum of her annual base salary and annual target bonus opportunity) and (ii) a pro-rated target cash bonus of $554,167 for fiscal year 2026. Ms. Duchene also received a lump sum cash payment that approximates Ms. Duchene’s cost to continue healthcare coverage for two years following her Separation Date and accelerated vesting of all of Ms. Duchene’s then-outstanding and unvested Company equity awards. Beginning January 3, 2026, the Company began paying Ms. Duchene a monthly consulting fee of $12,500.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements of the Company as of and for the three and nine months ended February 28, 2026 and February 22, 2025 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
On July 1, 2024, the Company acquired Reference Point LLC (“Reference Point”). Reference Point is reported as part of the Consulting reportable segment. See Note 4 – Acquisitions and Disposals in the Notes to Consolidated Financial Statements for further information.
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

During the three and nine months ended February 28, 2026 and February 22, 2025, the Company incurred a net loss, and as a result potentially dilutive common shares issuable from the assumed exercise of stock options and the assumed release of shares of common stock under the outstanding ESPP, RSAs, RSUs, and PSUs awards were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.
The following table summarizes the calculation of net loss per common share for the three and nine months ended February 28, 2026 and February 22, 2025 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025

Net loss	$(9,467)	$(44,052)	$(24,533)	$(118,474)
Weighted-average shares, basic and diluted	33,698	32,938	33,347	33,130
Net loss per common share:
Basic and diluted	$(0.28)	$(1.34)	$(0.74)	$(3.58)
Anti-dilutive shares not included above	2,280	3,021	2,512	2,313

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
During the third quarter of fiscal 2026, the Company entered into a sublease at one of its office locations in connection with its restructuring activities. Due to the change in future use of the office space, management assessed recoverability of the related right-of-use asset in accordance with the Company's policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with the sublease of the right-of-use asset, management determined that the carrying value was not recoverable. The fair value was based on observable market rates of the assets in the area of the office location. The Company recorded an impairment charge of $1.0 million to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations in connection with the analysis. The Company did not record any impairment during the three or nine months ended February 22, 2025.
Goodwill and Intangible Assets
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization but the carrying value is tested for impairment on an annual basis, as of the first day of the fourth quarter, or more frequently if the Company believes indicators of impairment exist. There were no impairment indicators during the three and nine months ended February 28, 2026 within the operating segment where the remaining goodwill resides and as such, the Company did not perform an interim goodwill impairment analysis in either the first, second or third quarters of fiscal 2026. The Company performed a goodwill impairment analysis in each of the first, second, and third quarters of fiscal 2025 due to a change in the Company's operating segments and decreases in market capitalization and slower-than-expected recovery in its On-Demand Talent, Europe & Asia Pacific, and Consulting segments. See Note 5 – Goodwill and Intangible Assets for further information.
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
The Company’s identifiable intangible assets include customer contracts and relationships, and computer software, including internally-developed software. These assets are amortized on a straight-line basis over lives ranging from one to twelve years. For intangible assets subject to amortization, if the estimated undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. The Company reviewed its intangible assets and did not identify any impairment indicators during the nine months ended February 28, 2026 and February 22, 2025.
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
As of February 28, 2026 and May 31, 2025, the capitalized costs related to hosting arrangements, net of accumulated amortization, were $16.5 million and $19.0 million, respectively. These capitalized hosting arrangements are included in prepaid expenses and other current assets and other non-current assets on the Consolidated Balance Sheets. The Company incurred $0.8 million and $2.5 million of amortization expense during the three and nine months ended February 28, 2026, and $0.7 million and $1.0 million of amortization expense during the three and nine months ended February 22, 2025, respectively, related to these arrangements.
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

Restructuring Charges
Restructuring charges incurred by the Company are associated with cost optimization initiatives and consist primarily of severance costs for reductions in force and professional fees incurred in connection with the initiative. The Company evaluates the nature of the severance costs to determine if they relate to ongoing benefit arrangements, which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), or one-time benefit arrangements, which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefit can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. Restructuring charges are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 10, Restructuring and Transformation Initiative, for additional information on restructuring charges.
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
Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $22.2 million and $30.7 million as of February 28, 2026 and May 31, 2025, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.
Contract liabilities represent deferred revenue when cash is received in advance of performance of services and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $8.3 million and $4.3 million as of February 28, 2026 and May 31, 2025, respectively. Revenue recognized during the three and nine months ended February 28, 2026 that was included in deferred revenue as of May 31, 2025 was $0.3 million and $3.1 million, respectively. Revenue recognized during the three and nine months ended February 22, 2025 that was included in deferred revenue as of May 25, 2024 was $0.9 million and $1.5 million, respectively.
4. Acquisitions and Disposals
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
Results of operations of Reference Point are included within the Consulting Services operating segment in the Consolidated Statements of Operations from the date of acquisition. During the three and nine months ended February 28, 2026, the Company incurred $0.3 million and $1.2 million, respectively, in acquisition costs consisting primarily of employee compensation costs related to the acquired business. During the three and nine months ended February 22, 2025, the Company incurred $0.5 million and $2.3 million, respectively, in acquisition costs, including professional services fees incurred in connection with the transaction and employee compensation costs. Acquisition costs were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Disposals
During the third quarter of fiscal 2026, the Company completed the dissolution of its foreign subsidiary, Resources Global Professionals Sweden AB. No gain/loss was recognized in connection with the dissolution. The Company recognized approximately $0.6 million related to the recognition of the accumulated translation adjustment associated with the subsidiary, which was reclassified from accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet and included in other expense (income) in the Company’s Consolidated Statement of Operations for the three and nine months ended February 28, 2026.
5. Goodwill and Intangible Assets

As described in Note 2 – Summary of Significant Accounting Policies, the Company performs its annual impairment test for goodwill impairment in the fourth quarter, unless indicators of impairment exist, at which point the Company may perform interim quantitative goodwill impairment analysis. There were no impairment indicators for the three months ended February 28, 2026 and as such, the Company did not perform an interim goodwill impairment analysis in the third quarter of fiscal 2026. There were no changes in the carrying amount of goodwill during the nine months ended

February 28, 2026 and all goodwill on the Company's Consolidated Balance Sheet is allocated to the Outsourced Services segment.
Fiscal Year 2025 Interim Impairment Assessments

During fiscal 2025, there were indicators of potential impairment in each of the fiscal quarters related to a combination of business performance and decline in share price. As a result, we performed interim quantitative goodwill impairment assessments for our reporting units, each of which is also a reporting segment, during the nine months ended February 22, 2025. The Company recorded an aggregate impairment charge of $125.4 million in connection with the impairment assessments.

The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands, except for estimated useful life):

		As of February 28, 2026			As of May 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and relationships	7 - 12 years	$39,500	$(24,084)	$15,416	$39,500	$(21,160)	$18,340
Trade names	1 year	600	(600)	—	600	(550)	50
Non-Compete Agreements	5 years	720	(240)	480	720	(132)	588
Total		$40,820	$(24,924)	$15,896	$40,820	$(21,842)	$18,978
The Company recorded amortization expense of $0.7 million and $1.4 million for the three months ended February 28, 2026 and February 22, 2025, respectively, and $3.1 million and $4.5 million for the nine months ended February 28, 2026 and February 22, 2025, respectively.
The following table presents future estimated amortization expense based on existing intangible assets held for use (in thousands):
Fiscal Years:

2026 (remaining three months)	$746
2027	1,859
2028	1,633
2029	1,633
2030 and thereafter	10,025
Total	$15,896
Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.
6. Leases
The Company currently leases office space, vehicles and certain equipment under operating leases. At February 28, 2026, the Company had no finance leases.

The weighted-average lease term and weighted-average discount rate for operating leases as of February 28, 2026 and May 31, 2025 are presented in the following table:

	As of February 28, 2026	As of May 31, 2025
Weighted-average remaining lease term	5.9 years	6.2 years
Weighted-average discount rate	5.15%	5.12%
Cash flow and other noncash information related to operating leases is included in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,642	$1,754	$5,230	$3,446
Right-of-use assets obtained in exchange for new operating lease obligations	$1,058	$2,789	$3,306	$15,874

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
Prior to July 2, 2025, the Company had a revolving credit facility with Bank of America, N.A., pursuant to the terms of the credit agreement dated November 12, 2021 by and among the Company and Resources Connection LLC, as borrowers, all of the Company’s domestic subsidiaries, as guarantors, the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “2021 Credit Facility”). The 2021 Credit Facility, which was originally set to mature on November 12, 2026, was terminated on July 2, 2025 in connection with entering into the 2025 Credit Facility.
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
On January 30, 2026, the Company, Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a first amendment to the 2025 Credit Facility (the "First Amended Credit Facility").

The purpose of the First Amended Credit Facility was to amend certain covenants related to the Company's definition of Consolidated EBITDA, as such term is defined in the 2025 Credit Facility. Except as expressly modified and amended in the First Amended Credit Facility, all terms, provisions, and conditions of the 2025 Credit Facility remain unchanged and in full force and effect.
As of February 28, 2026, the Company was compliant with all financial covenants under the 2025 Credit Facility. The Company had no debt outstanding under the 2025 Credit Facility as of February 28, 2026 and no debt outstanding under the 2021 Credit Facility as of May 31, 2025. However, the Company had $0.7 million and $1.0 million of outstanding letters of credit issued as of February 28, 2026 and May 31, 2025, respectively, under the 2025 Credit Facility and the 2021 Credit Facility, respectively. As of February 28, 2026, there was up to $49.3 million of potential remaining capacity under the 2025 Credit Facility subject to the terms of the 2025 Credit Facility and related financial covenants.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million ($1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of February 28, 2026, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($2.0 million based on the prevailing exchange rate on February 28, 2026) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.
8. Income Taxes

For the three months ended February 28, 2026, the Company's income tax expense was $0.7 million with an effective tax rate of 7.9%, and for the three months ended February 22, 2025, the Company's income tax benefit was $5.6 million with an effective tax rate of 11.3%.

For the nine months ended February 28, 2026 the Company's income tax expense was $1.9 million with an effective tax rate of 8.3%, and for the nine months ended February 22, 2025, the Company's income tax benefit was $12.3 million with an effective tax rate of 9.4%. The income tax expense in fiscal 2026 was primarily attributable to income tax expense from profitable foreign jurisdictions, while losses in certain domestic and foreign jurisdictions do not result in a tax benefit due to the existence of valuation allowances. The income tax benefit in fiscal 2025 was primarily attributed to the Company’s consolidated pretax loss, reduced by the permanent disallowance of a portion of the goodwill impairment for tax purposes and the establishment of a valuation allowance on the Company's UK entity.

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

The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $1.2 million as of February 28, 2026 and $1.1 million as of May 31, 2025, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are considered short-term liabilities as the Company does not anticipate any cash payments to settle the liability within the next 12 months.
9. Stockholders’ Equity
Stock Repurchase Program
The Company’s Board of Directors has previously approved two stock repurchase programs authorizing the repurchase, at the discretion of the Company’s senior executives, of the Company’s common stock for a designated aggregate dollar limit. In July 2015, the first program was authorized for an aggregate dollar limit not to exceed $150 million, and in October 2024, the second program was authorized for an additional dollar limit not to exceed $50 million (collectively, the “Stock Repurchase Programs”). Subject to the aggregate dollar limits, the currently authorized Stock Repurchase Programs do not have an expiration date. Repurchases under the programs may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. No shares of the Company's common stock were purchased under the Stock Repurchase Programs during the three and nine months ended February 28, 2026. As of February 28, 2026, approximately $79.2 million remained available for future repurchases of the

Company’s common stock under the Stock Repurchase Programs. During the three months ended February 22, 2025, the Company repurchased 354,505 shares of its common stock on the open market at an average price of $8.46 per share, for an aggregate total purchase price of approximately $3.0 million. During the nine months ended February 22, 2025, the Company repurchased 1,382,820 shares of its common stock on the open market at an average price of $9.40 per share, for an aggregate total purchase price of approximately $13.0 million.
Quarterly Dividend
Subject to approval each quarter by the Company's Board of Directors, the Company pays a regular dividend. On January 28, 2026, the Board of Directors approved a regular quarterly dividend of $0.07 per share of the Company’s common stock. The dividend was paid on March 20, 2026 to stockholders of record at the close of business on February 20, 2026. As of February 28, 2026 and May 31, 2025, $2.4 million and $2.3 million, respectively, were accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the 2025 Credit Facility and other agreements, and other factors deemed relevant by the Board of Directors.
10. Restructuring and Transformation Initiative

In fiscal 2026, the Company began a transformation initiative to redesign and streamline its operating model to achieve a reduced cost structure, as well as integrate Reference Point's consulting capabilities into the existing consulting business to form a more cohesive consulting segment (the "2026 Transformation Initiative"). As part of this initiative, the Company engaged a third-party advisor to assist it in conducting a comprehensive review of its global operations. In October 2025, in connection with this effort, the Company began certain workforce reductions affecting management and administrative roles, aimed at improving efficiency, reducing costs and streamlining operations (the "October RIF"). The Company began a second reduction in force under the Board approved 2026 Transformation Initiative in January 2026 (the "January RIF"). In addition to the reductions in force, the Company identified additional cost savings through exiting and subleasing a certain office space. The Company recorded an impairment charge of $1.0 million in connection with this sublease. See Note 2 – Summary of Significant Accounting Policies for further information.

Activity under the 2026 Transformation Initiative represents ongoing benefit arrangements, which are accounted for under ASC 712. All costs associated with the 2026 Transformation Initiative were recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The components of the restructuring charges related to the 2026 Transformation Initiative are included in the table below (in thousands):

	Three Months Ended	Nine Months Ended
	February 28, 2026
Severance and benefits	$3,094	$5,185
Professional fees	268	1,071
Right-of-use asset impairment	1,015	1,015
	$4,377	$7,271

The liability for restructuring charges as of February 28, 2026 under the 2026 Transformation Initiative was related to severance and benefits costs incurred for the January RIF and was recorded in accounts payable and other accrued expenses on the Company's Consolidated Balance Sheets. The table below summarizes the restructuring liability (in thousands);

Employee Termination Costs
Balance as of May 31, 2025	$—
Restructuring charges (Severance and benefits)	3,094
Payments	(640)
Balance as of February 28, 2026	$2,454

The Company currently expects its transformation efforts to be substantially complete by the first quarter of fiscal 2027, though the scope, timing, and impact of such actions may evolve as the review progresses.

On December 2, 2024, the Company authorized a global cost reduction plan, including a reduction in force (the “2025 Restructuring Plan”) intended to reduce costs and streamline operations. The 2025 Restructuring Plan resulted in a reduction of force of the Company’s global management and administrative workforce. The Company incurred employee termination costs of $2.9 million and $3.2 million associated with the 2025 Restructuring Plan for the three and nine months ended February 22, 2025, respectively, which were recorded in selling, general and administrative expenses in its Consolidated Statements of Operations. The restructuring liability related to the 2025 Restructuring Plan was nominal as of February 22, 2025.

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
Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted RSA, RSUs and stock option awards under the 2020 Plan that typically vest in equal annual installments, and PSU awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for RSA, RSU and stock option awards range from three to four years. The performance period for the PSU awards is three years. As of February 28, 2026, there were 838,382 shares available for further award grants under the 2020 Plan (with outstanding PSUs counted for this purpose based on the target number of shares granted).
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

Stock-based compensation expense included in selling, general and administrative expenses was $1.0 million and $1.9 million for the three months ended February 28, 2026 and February 22, 2025, respectively, and $8.0 million and $5.4 million for the nine months ended February 28, 2026 and February 22, 2025, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, RSAs, RSU awards and PSU awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred

Compensation Plan. Stock-based compensation expense for the nine months ended February 28, 2026 also included the impact of accelerated expense recognition of stock awards related to the separation of the Company's former CEO pursuant to ASC 718 – Compensation - Stock Compensation (“ASC 718”).
Stock-Based Award Acceleration
In connection with the separation of the Company's former CEO, Ms. Duchene's then-outstanding and unvested equity awards accelerated and vested upon her termination date of January 3, 2026. Her outstanding PSUs vested based on the applicable “target” number of shares subject to the award. The Company recognized all remaining fair value of Ms. Duchene's unvested equity awards in the second quarter of fiscal 2026, which totaled $3.1 million and is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
Stock Options
The following table summarizes the stock option activity for the nine months ended February 28, 2026 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Awards outstanding at May 31, 2025	1,527	$16.89
Exercised	—	$—
Forfeited	—	$—
Expired	(408)	$16.05
Awards outstanding at February 28, 2026	1,119	$17.19
Exercisable at February 28, 2026	1,119	$17.19
Vested and expected to vest at February 28, 2026 (1)	1,119	$17.19
(1)As of February 28, 2026, all outstanding options have vested, and there was no unrecognized compensation cost related to unvested and outstanding employee stock options.
Valuation and Expense Information for Stock Based Compensation Plans
There were no employee stock options granted during the three and nine months ended February 28, 2026.
Employee Stock Purchase Plan
On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.
The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 527,119 and 492,858 shares of common stock pursuant to the ESPP during the nine months ended February 28, 2026 and February 22, 2025, respectively. There were 303,269 shares of common stock available for issuance under the ESPP as of February 28, 2026.

Restricted Stock Awards
The following table summarizes the activities for the unvested RSAs for the nine months ended February 28, 2026 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	269	$11.80
Granted	118	$5.12
Vested	(121)	$13.08
Forfeited	(21)	$11.95
Unvested as of February 28, 2026	245	$7.95
Expected to vest as of February 28, 2026	243	$7.89
As of February 28, 2026, there was $1.7 million of total unrecognized compensation costs related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.68 years.
Restricted Stock Units
The Company may issue either equity-classified RSUs, which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified RSUs, which are awards credited to Board of Director members under the Directors Deferred Compensation Plan that settle in cash.
The Company also grants RSUs to its employees under the 2020 Plan, which are classified as equity awards. The following table summarizes the activities for the unvested RSUs, including both equity- and liability-classified RSUs, for the nine months ended February 28, 2026 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified RSUs		Total RSUs
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	1,323	$11.16	63	$11.95	1,386	$11.20
Granted (1)	1,695	$4.54	47	$5.07	1,742	$4.55
Vested	(439)	$11.87	(43)	$10.84	(482)	$11.78
Forfeited	(57)	$11.70	—	$—	(57)	$11.70
Unvested as of February 28, 2026	2,522	$6.59	67	$7.02	2,589	$6.60
Expected to vest as of February 28, 2026	2,495	$6.53	67	$7.02	2,562	$6.54
(1)Dividend equivalents are included in the granted shares.
As of February 28, 2026, there was $9.5 million of total unrecognized compensation costs related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.75 years.
As of February 28, 2026, there was $0.5 million of total unrecognized compensation costs related to unvested liability-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.91 years.
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
The following table summarizes the activities for the unvested PSUs for the nine months ended February 28, 2026 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	698	$12.60
Granted (2)	24	$—
Vested	(174)	$11.12
Forfeited	(239)	$15.91
Unvested as of February 28, 2026	309	$10.91
Expected to vest as of February 28, 2026	305	$10.88
(1)Shares are presented at the stated target, which represents the base number of shares that would vest. Actual shares that vest may be zero to 150% of the target based on the achievement of the specific company-wide performance targets.
(2)Dividend equivalents are included in the granted shares.
As of February 28, 2026, there was no unrecognized compensation costs related to unvested PSUs.
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
The table below represents a reconciliation of the Company’s net loss to Adjusted EBITDA for all periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025
Revenue:
On-Demand Talent	$40,917	$47,089	$128,383	$153,014
Consulting	36,911	52,597	123,165	168,265
Europe & Asia Pacific	18,066	18,576	58,052	56,260
Outsourced Services	9,516	9,367	28,862	28,284
All Other	2,520	1,809	7,429	6,168
Total consolidated revenue	$107,930	$129,438	$345,891	$411,991

Adjusted EBITDA:
On-Demand Talent	$2,859	$2,567	$11,343	$10,731
Consulting	1,682	5,914	11,179	23,390
Europe & Asia Pacific	785	841	3,096	2,549
Outsourced Services	1,434	1,493	5,483	4,434
All Other	(839)	(727)	(304)	(1,720)
Unallocated items (1)	(7,368)	(8,437)	(25,134)	(25,757)
Adjustments:
Stock-based compensation expense	(1,031)	(1,908)	(4,937)	(5,417)
Amortized ERP system costs (2)	(700)	(609)	(2,104)	(609)
Technology transformation costs (3)	—	(1,574)	—	(5,475)
Acquisition costs (4)	(320)	(492)	(1,218)	(2,296)
Goodwill impairment (5)	—	(42,039)	—	(125,376)
Gain on sale of assets (6)	—	—	—	3,420
Restructuring costs (7)	(4,377)	(2,905)	(7,271)	(3,157)
CEO transition costs (8)	—	—	(9,029)	—
Amortization expense	(746)	(1,407)	(3,083)	(4,461)
Depreciation expense	(328)	(464)	(1,015)	(1,466)
Interest income, net	178	106	348	469
Loss before income tax expense (benefit)	(8,771)	(49,641)	(22,646)	(130,741)
Income tax expense (benefit)	(696)	5,589	(1,887)	12,267
Net loss	$(9,467)	$(44,052)	$(24,533)	$(118,474)
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
(4) Acquisition costs primarily represent costs included in net loss related to the Company’s business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisitions and Disposals in the Notes to Consolidated Financial Statements for further discussion.
(5) Goodwill impairment charges recognized during the three and nine months ended February 22, 2025 were related to the On-Demand Talent, Consulting, and Europe & Asia Pacific segments. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements for further discussion.
(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.
(7) Restructuring costs during the three and nine months ended February 28, 2026 include employee termination costs incurred in the reductions in force, impairment of right-of-use asset, and third-party consulting costs associated with the 2026 Transformation Initiative. Restructuring costs during the three and nine months ended February 22, 2025 represent costs incurred in connection with the 2025 Restructuring Plan.
(8) CEO transition costs represent costs incurred in connection with the separation of the Company's former CEO. These costs include $5.9 million of cash severance and $3.1 million of non-cash stock compensation expense reflecting the acceleration of expense recognition of equity awards pursuant to ASC 718.
The tables below disclose the Company’s revenue, gross profit, significant expenses, and Adjusted EBITDA by segment (in thousands):

	Three Months Ended February 28, 2026
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$40,917	$36,911	$18,066	$9,516	$2,520
Cost of services	25,560	25,164	11,520	5,842	1,265
Gross Profit	15,357	11,747	6,546	3,674	1,255

Compensation, bonus and commissions (1)	10,788	7,162	4,209	1,786	415
Other segment expenses (2)	1,710	2,903	1,552	454	1,679
Adjusted EBITDA	$2,859	$1,682	$785	$1,434	$(839)

	Three Months Ended February 22, 2025
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$47,089	$52,597	$18,576	$9,367	$1,809
Cost of services	30,480	34,465	12,071	5,721	1,306
Gross Profit	16,609	18,132	6,505	3,646	503

Compensation, bonus and commissions (1)	12,183	8,081	4,118	1,340	513
Other segment expenses (2)	1,859	4,137	1,546	813	717
Adjusted EBITDA	$2,567	$5,914	$841	$1,493	$(727)

	Nine Months Ended February 28, 2026
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$128,383	$123,165	$58,052	$28,862	$7,429
Cost of services	79,127	79,160	37,368	16,873	3,610
Gross Profit	49,256	44,005	20,684	11,989	3,819

Compensation, bonus and commissions (1)	32,957	23,248	12,893	5,168	1,270
Other segment expenses (2)	4,956	9,578	4,695	1,338	2,853
Adjusted EBITDA	$11,343	$11,179	$3,096	$5,483	$(304)

	Nine Months Ended February 22, 2025
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$153,014	$168,265	$56,260	$28,284	$6,168
Cost of services	95,928	106,783	36,426	17,542	3,784
Gross Profit	57,086	61,482	19,834	10,742	2,384

Compensation, bonus and commissions (1)	39,649	25,457	12,404	4,361	1,552
Other segment expenses (2)	6,706	12,635	4,881	1,947	2,552
Adjusted EBITDA	$10,731	$23,390	$2,549	$4,434	$(1,720)

(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODMs.
(2)Other segment expenses include occupancy expenses, business expenses, marketing expenses, recruiting expenses and other operating expenses.

The table below represents the Company’s revenue by geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025
Revenues:
United States	$86,391	$106,149	$275,632	$338,814
International	$21,539	23,289	70,259	73,177
Total	$107,930	$129,438	$345,891	$411,991
The table below presents the Company's long-lived assets, which consist of property and equipment and right of use assets, by geographic location (in thousands):

	Long-Lived Assets as of
	February 28, 2026	May 31, 2025
Long-lived assets:
United States	$21,670	$25,297
International	2,329	1,677
Total	$23,999	$26,974

14. Subsequent Events
Sale of Sitrick Business
On April 7, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sitrick Group, LLC (“Sitrick”) and Sitrick, LLC (the “Buyer”), pursuant to which the Company has agreed to sell 100% of the membership interests of Sitrick to the Buyer. The Company initiated the sale in connection with its broader transformation initiative to simplify its business portfolio.

The Purchase Agreement provides for a cash purchase price equal to the agreed realizable value of Sitrick client receivables and is expected to be between $1.4 million and $2.3 million. The purchase price is subject to adjustments for the outstanding Sitrick client receivables as of the closing and the funding of certain Sitrick liabilities by the Company as of the closing. The Purchase Agreement also provides that the Company shall retain certain assets and liabilities of Sitrick, including all assets and liabilities related to certain office space lease agreements. The Company has also agreed to pay Michael Sitrick, Sitrick’s chief executive officer, a cash payment of $4,000,000, which is equivalent to the cash severance that would have been payable under the terms of the employment agreement with Sitrick, and in connection with the closing of the transaction, to accelerate the vesting of any equity awards granted by the Company to continuing employees of Sitrick that are unvested and outstanding immediately prior to the closing. The Purchase Agreement provides that the sale shall be completed within 45 days.
Departure of the Company's Chief Operating Officer
On March 3, 2026, the Company entered into a Separation and General Release Agreement with Bhadreskumar Patel, the Company’s Chief Operating Officer, (the “Separation Agreement”) that provides the last day of Mr. Patel’s employment by the Company will be May 15, 2026 (the “Separation Date”). The Separation Agreement provides that Mr. Patel will receive the following severance benefits, provided he executes and delivers a general release of claims in favor of the Company: (i) a lump sum cash payment of $1,650,000; (ii) a lump sum cash payment that approximates Mr. Patel’s cost to continue healthcare coverage under COBRA for eighteen months following the Separation Date; and (iii) accelerated vesting of all of Mr. Patel’s then-outstanding and unvested Company equity awards, including restricted stock units and performance-based restricted stock units (with performance-based restricted stock units vesting at the applicable “target” number of shares subject to the award), and the full term to exercise any outstanding Company stock options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for three and nine months ended February 28, 2026 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 31, 2025 filed with the Securities and Exchange Commission (“SEC”).
Forward-Looking Statements
This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expectations regarding our operating segments, expectations regarding our transformation efforts and the macroeconomic environment, expected costs and liabilities, business strategies, growth strategies and initiatives, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “forecast,” “future,” “intends,” “may,” “plans,” “potential,” “predicts,” “remain,” “should,” “strategy,” “target,” or “will” or similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.
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
Overview
Resources Global Professionals (“RGP,” “we" or “us”) is a global professional services firm based in Dallas, Texas (with offices worldwide) focused on delivering flexible and high-impact solutions to businesses through three integrated offerings, on-demand resourcing, and fully outsourcing services. As a trusted human capital partner for our clients, we provide CFOs and other C-Suite leaders with the flexibility to solve today's most pressing challenges spanning across Enterprise Strategy & Operational Performance; Finance & Accounting; Digital, Technology & Data; and Governance, Risk & Compliance — connecting advisory to execution at global scale. We attract top-caliber professionals with in-demand skill sets who seek a workplace environment characterized by choice and control, collaboration and human connection. The trends in today’s marketplace favor flexibility and agility as businesses confront transformation pressures and skilled labor shortages in the face of protracted economic uncertainty. Our engagements are designed to leverage a combination of bench and agile talent that are highly experienced to deliver practical solutions and more impactful results.

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

Expand cross-sell opportunities through our diversified services platform – We offer a unique blend of services in On-Demand Talent, Consulting, and Outsourced Services, enabling high flexibility and high impact solutions for enterprises worldwide. This unique model is designed to meet clients’ evolving needs in a disrupted business environment. Our Consulting capability provides us with deeper visibility into our clients’ transformation agendas to drive greater opportunities for our On-Demand execution capabilities, while our agile talent base within our On-Demand business provides greater financial flexibility and better skill set alignment for our Consulting business. In our Outsourced Services business, we are expanding Countsy’s total addressable market beyond the start-up ecosystem to serve the finance, accounting and human resources needs surrounding spin-outs and carve-outs. In fiscal 2026, we are focused on broadening client relationships by cross-selling across our diversified service offerings and introducing complementary solutions as client needs evolve. We believe this has enabled us to deepen our partnerships with CFOs and other C-suite business leaders, strengthen client retention, and increase wallet share while positioning the Company as a long-term, trusted partner for transformation and performance improvement.

Scale our high-value Consulting solutions and refocus On-Demand offerings to address the evolving needs of our clients – In the volatile and rapidly shifting global economic environment, CFOs and business leaders need partners who combine expertise with flexibility. We continue to build strong relationships with C-suite leaders, to support their organizations’ transformation journeys with specialized on-demand expertise, high-value consulting, and integrated outsourced delivery. Through the third quarter of fiscal 2026, we have substantially completed the integration of our consulting assets including Reference Point into one cohesive consulting business unit. In addition, we have made focused investments to bring more depth in the consulting leadership team and to further expand our service capabilities in Mergers and Acquisitions, Data Analytics and AI. Our core solutions are: enterprise resource planning ("ERP") and cloud finance systems modernization, financial planning and analysis enhancement, accounting close process optimization, SEC compliance, post acquisitions integration, enterprise risk management, data strategy and analytics, AI adoption and enterprise digital transformation. Concurrent to evolving our solutions to meet market demand, we have also been keenly focused on evolving our talent strategy to modernize and refresh the skillsets within our consultant base, both bench and agile, to serve our clients across On-Demand or Consulting engagements, particularly in the area of technology and AI fluency.

Drive improvement in cost structure – In the face of persistent macro-economic uncertainty and headwinds on client demand, we have prioritized reducing our cost structure and maintaining ongoing cost discipline to deliver improved profitability. During the second quarter of 2026, we began a comprehensive review of our operating model to redesign and streamline our cost structure, including simplification of business processes. In connection with this effort, we acted on certain workforce reductions affecting management and administrative roles in both the second and third quarters of this fiscal year, with an expected reduction ranging from $12.0 million to $14.0 million in our annual selling, general and administrative ("SG&A") expenses on a run rate basis. We expect these transformation efforts to continue through the remainder of fiscal 2026, though the scope, timing, and impact of such actions may evolve as the review progresses. Furthermore, we expect to continue to leverage our newly implemented technology to achieve further operating efficiencies.

Further leverage value-based pricing – Building on the progress we made in fiscal 2025, we are continuing to advance our value-based pricing strategy to improve bill rates and pricing leverage, particularly in the Consulting business, as we pursue larger-scale, higher-value engagements that deliver measurable impact for clients.
Fiscal 2026 Developments

Management Changes

Effective November 3, 2025, Roger Carlile, a director of the Company, was appointed as the Company's President and Chief Executive Officer ("CEO"). In connection with his appointment, the Company entered into an employment agreement with Mr. Carlile with a term that extends through November 3, 2028 and will automatically renew annually thereafter. In October 2025, the Company's Board of Directors elected not to renew the "Period of Employment" under the Company's existing Employment Agreement, dated February 3, 2020 and as subsequently amended, with Kate W. Duchene, the Company's former President and CEO. Ms. Duchene stepped down as the Company’s President and CEO, and as a member of the Board, on November 2, 2025. She served as an Executive Advisor through January 3, 2026 to assist the Company and Mr. Carlile with the continuity of leadership. See Note 1 – Organization in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding the severance benefits paid to Ms. Duchene.
On March 3, 2026, the Company entered into a Separation and General Release Agreement with Bhadreskumar Patel, the Company’s Chief Operating Officer, that provides the last day of Mr. Patel’s employment by the Company will be May 15, 2026. See Note 14 – Subsequent Events in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding the severance benefits that will be paid to Mr. Patel.

Company Transformation Initiative
In fiscal 2026, the Company began a transformation initiative to redesign and streamline its operating model to achieve a reduced cost structure, as well as integrate Reference Point's consulting capabilities into the existing consulting business to form a more cohesive consulting segment (the "2026 Transformation Initiative"). As part of this initiative, we engaged a third-party advisor to assist us in conducting a comprehensive review of our global operations. In October 2025, in connection with this effort, we began certain workforce reductions affecting management and administrative roles, aimed at improving efficiency, reducing costs and streamlining operations (the "October RIF"). As disclosed in the Company's Form 8-K filed with the SEC on January 28, 2026, the Company began a second reduction in force under the Board approved 2026 Transformation Initiative in January 2026 (the "January RIF"). In addition to these reductions in force, the Company identified an opportunity for cost savings through exiting and subleasing certain office space. The Company recorded an impairment charge of $1.0 million in connection with the sublease.
Restructuring costs were $4.4 million and $7.3 million for the three and nine months ended February 28, 2026. We expect our transformation efforts to be substantially complete by the first quarter of fiscal 2027, though the scope, timing, and impact of such actions may evolve as the review progresses.

Market Trends and Uncertainties
The Company continues to operate in a macroeconomic environment characterized by moderate but uneven global growth. While demand for professional services remains resilient, clients are increasingly selective, prioritizing projects with near-term, measurable returns on investment, with some focus on AI, digital transformation, and cost optimization, which has resulted in some variability in demand across service offerings. Additionally, heightened geopolitical tensions (including the recent Iran conflict), fluctuations in currency exchange rates, recent government and policy changes implemented in the United States, and tariff actions and uncertainties related to trade wars have caused economic disruption and uncertainty, which may impact client spending, project timing and overall demand for the Company's services. These factors may continue to negatively affect our financial results and operating cash flows.
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
•Adjusted EBITDA is calculated as EBITDA excluding stock-based compensation expense, amortized ERP system costs, technology transformation costs, goodwill impairment, acquisition costs, gain on sale of assets, restructuring costs, CEO transition costs, and other items we believe are not representative of the Company's core operations. We also present herein Adjusted EBITDA at the segment level as a measure used to assess the performance of our segments. Segment Adjusted EBITDA excludes certain shared corporate administrative costs that are not practical to allocate. See Note 13 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
•Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue.

Same-Day Constant Currency Revenue
Same-day constant currency revenue assists us in evaluating revenue trends on a more comparable and consistent basis. Revenue performance is primarily driven by change in billable hours and average bill rates; same-day constant currency revenue is presented to provide additional context by eliminating the effects of foreign currency fluctuations and fiscal calendar differences. We believe this measure provides more clarity to our investors in evaluating our core operating performance.
The following table presents a reconciliation of same-day constant currency revenue, a non-GAAP financial measure, to revenue as reported in the Consolidated Statements of Operations, the most directly comparable GAAP financial measure, by segment (in thousands, except number of business days).
Revenue by Segment

	Three Months Ended
	February 28, 2026				February 22, 2025
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$40,917	$(180)	$(1,342)	$39,395	$47,089
Consulting	36,911	(241)	(1,164)	35,506	52,597
Europe & Asia Pacific	18,066	(761)	188	17,493	18,576
Outsourced Services	9,516	—	(312)	9,204	9,367
All Other	2,520	—	(83)	2,437	1,809
Total Consolidated	$107,930	$(1,182)	$(2,713)	$104,035	$129,438

	Nine Months Ended
	February 28, 2026				February 22, 2025
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$128,383	$(229)	$(1366)	$126,788	$153,014
Consulting	123,165	(314)	(1,264)	121,587	168,265
Europe & Asia Pacific	58,052	(1740)	109	56,421	56,260
Outsourced Services	28,862	—	(307)	28,555	28,284
All Other	7,429	—	(79)	7,350	6,168
Total Consolidated	$345,891	$(2,283)	$(2,907)	$340,701	$411,991

The Company's fiscal quarters generally consist of 13 weeks each, except in fiscal years that include a 53rd week, during which we have one 14 week quarter. Despite the consistent number of weeks, the number of business days may very between periods due to holidays. The table below sets forth the number of business days in each period by segment

	Three Months Ended		Nine Months Ended
Number of Business Days	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
On-Demand Talent (1)	61	59	188	186
Consulting (1)	61	59	188	186
Europe & Asia Pacific (2)	61	62	188	188
Outsourced Services (1)	61	59	188	186
All Other (1)	61	59	188	186
(1) This represents the number of business days in the U.S.
(2) The business days in international regions represent the weighted-average number of business days.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin assist us in assessing our core operating performance. We also believe these measures provide investors with a useful perspective on underlying business results and trends and facilitate a comparison of our performance from period to period. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and includes a reconciliation of such measures to net loss and net loss margin, the most directly comparable GAAP financial measures (in thousands, except percentages).

	Three Months Ended				Nine Months Ended
	February 28, 2026	% of Revenue (1)	February 22, 2025	% of Revenue (1)	February 28, 2026	% of Revenue (1)	February 22, 2025	% of Revenue (1)
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net loss	$(9,467)	(8.8%)	$(44,052)	(34.0%)	$(24,533)	(7.1%)	$(118,474)	(28.8%)
Adjustments:
Amortization expense	746	0.7%	1,407	1.1%	3,083	0.9%	4,461	1.1%
Depreciation expense	328	0.3%	464	0.4%	1,015	0.3%	1,466	0.4%
Interest income, net	(178)	(0.2%)	(106)	(0.1%)	(348)	(0.1%)	(469)	(0.1%)
Income tax expense (benefit)	696	0.6%	(5,589)	(4.3%)	1,887	0.5%	(12,267)	(3.0%)
EBITDA	(7,875)	(7.3%)	(47,876)	(37.0%)	(18,896)	(5.5%)	(125,283)	(30.4%)
Stock-based compensation expense	1,031	1.0%	1,908	1.5%	4,937	1.4%	5,417	1.3%
Amortized ERP system costs (2)	700	0.6%	609	0.5%	2,104	0.6%	609	0.1%
Technology transformation costs (3)	—	—%	1,574	1.2%	—	—%	5,475	1.3%
Acquisition costs (4)	320	0.3%	492	0.4%	1,218	0.4%	2,296	0.6%
Goodwill Impairment (5)	—	—%	42,039	32.5%	—	—%	125,376	30.4%
Gain on sale of assets (6)	—	—%	—	—%	—	—%	(3,420)	(0.8%)
Restructuring costs (7)	4,377	4.1%	2,905	2.2%	7,271	2.1%	3,157	0.8%
CEO transition costs (8)	$—	—%	$—	—%	9,029	2.6%	$—	—%
Adjusted EBITDA	$(1,447)	(1.3%)	$1,651	1.3%	$5,663	1.6%	$13,627	3.3%
(1)The percentage of revenue may not foot due to rounding.
(2)Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to a newly implemented ERP system, which was recorded within SG&A expenses on the Consolidated Statements of Operations.

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
(4)Acquisition costs primarily represent costs included in net loss related to the Company’s business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisitions and Disposals in the Notes to Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q for further discussion.
(5)Goodwill impairment charges recognized during the three and nine months ended February 22, 2025 were related to the On-Demand Talent, Consulting and Europe & Asia Pacific segments. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q for further discussion.
(6)Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.
(7)Restructuring costs during the three and nine months ended February 28, 2026 include employee termination costs incurred in the reductions in force, impairment of right-of-use asset, and third-party consulting costs associated with the 2026 Transformation Initiative. Restructuring costs during the three and nine months ended February 22, 2025 represent costs incurred in connection with the cost reduction plan, including a reduction in force intended to reduce costs and streamline operations (the "2025 Restructuring Plan"), which was authorized in December 2024.
(8)CEO transition costs represent costs incurred in connection with the separation of the Company's former CEO. These costs include $5.9 million of cash severance and $3.1 million of non-cash stock compensation expense reflecting the acceleration of expense recognition of equity awards.
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

	Three Months Ended				Nine Months Ended
	February 28, 2026	% of Revenue (1)	February 22, 2025	% of Revenue (1)	February 28, 2026	% of Revenue (1)	February 22, 2025	% of Revenue (1)

	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$107,930	100.0%	$129,438	100.0%	$345,891	100.0%	$411,991	100.0%
Cost of services	69,351	64.3%	84,064	64.9%	216,138	62.5%	260,544	63.2%
Gross profit	38,579	35.7%	45,374	35.1%	129,753	37.5%	151,447	36.8%
Selling, general and administrative expenses	45,849	42.5%	51,189	39.5%	148,159	42.8%	151,404	36.7%
Goodwill impairment	—	—%	42,039	32.5%	—	—%	125,376	30.4%
Amortization expense	746	0.7%	1,407	1.1%	3,083	0.9%	4,461	1.1%
Depreciation expense	328	0.3%	464	0.4%	1,015	0.3%	1,466	0.4%
Loss from operations	(8,344)	(7.8%)	(49,725)	(38.4%)	(22,504)	(6.5%)	(131,260)	(31.8%)
Interest income, net	(178)	(0.1%)	(106)	—%	(348)	(0.1%)	(469)	(0.1%)
Other income	605	—%	22	—%	490	—%	(50)	—%
Loss before income tax expense (benefit)	(8,771)	(8.1%)	(49,641)	(38.4%)	(22,646)	(6.5%)	(130,741)	(31.7%)
Income tax expense (benefit)	696	0.6%	(5,589)	(4.3%)	1,887	0.6%	(12,267)	(2.9%)
Net loss	$(9,467)	(8.8%)	$(44,052)	(34.0%)	$(24,533)	(7.1%)	$(118,474)	(28.8%)
(1)The percentage of revenue may not foot due to rounding.
Consolidated Operating Results – Three and Nine Months Ended February 28, 2026 Compared to Three and Nine Months Ended February 22, 2025
Revenue
Three Months Ended
Revenue decreased $21.5 million, or 16.6%, to $107.9 million in the third quarter of fiscal 2026 from $129.4 million in the third quarter of fiscal 2025. On a same-day constant currency basis, revenue decreased by $25.4 million, or 19.6%. Billable hours decreased 16.3% year-over-year and the average bill rate for the third quarter of fiscal 2026 decreased 1.0% year over year, or 2.1% on a constant currency basis. The average bill rate reflects a continued shift in the geographic revenue mix towards regions with lower bill rates, whereas the average bill rate in the U.S. improved by 2.8% compared to the third quarter of fiscal 2025.

Nine Months Ended
Revenue decreased $66.1 million, or 16.0%, to $345.9 million for the nine months ended February 28, 2026 from $412.0 million for the nine months ended February 22, 2025. On a same-day constant currency basis, revenue for the nine months ended February 28, 2026 decreased by $71.3 million, or 17.3%, compared to the nine months ended February 22, 2025. Billable hours decreased by 16.4% reflecting a shift in demand away from traditional operational accounting skills and longer sales cycle for Consulting projects. The average bill rate remained flat compared to the nine months ended February 22, 2025.

Cost of Services
Three Months Ended
Cost of services decreased $14.7 million, or 17.5%, to $69.4 million for the third quarter of fiscal 2026 from $84.1 million in the third quarter of fiscal 2025. The decrease in cost of services was primarily attributable to a 16.3% decline in billable hours and a 1.2% decline in average pay rate.

Cost of services as a percentage of revenue was 64.3% for the third quarter of fiscal 2026 compared to 64.9% for the third quarter of fiscal 2025. The decreased percentage compared to the prior year quarter was primarily due to lower pay bill ratio, improved consultant utilization and lower consultant benefit costs, including lower medical insurance and holiday pay.
The number of agile consultants on assignment during the third quarter of fiscal 2026 was 2,086 compared to 2,709 during the third quarter of fiscal 2025. The average number of salaried consultants during the third quarter of fiscal 2026 was 394 compared to 493 during the third quarter of fiscal 2025.
Nine Months Ended
Cost of services decreased $44.4 million, or 17.0%, to $216.1 million for the nine months ended February 28, 2026 from $260.5 million for the nine months ended February 22, 2025. The decrease in cost of services was primarily attributable to a 16.4% decline in billable hours and a decrease of 1.8% in the average pay rate in the nine months ended February 28, 2026 compared to the nine months ended February 22, 2025.

Cost of services as a percentage of revenue was 62.5% for the nine months ended February 28, 2026 compared to 63.2% for the nine months ended February 22, 2025. The decreased percentage was primarily driven by lower pay bill ratio, lower healthcare costs and holiday pay for the nine months ended February 28, 2026 compared to the nine months ended February 22, 2025.

Selling, General and Administrative Expenses
Three Months Ended
SG&A expenses were $45.8 million, or 42.5% of revenue, for the third quarter of fiscal 2026 compared to $51.2 million, or 39.5% of revenue, for the third quarter of fiscal 2025. The $5.3 million improvement in SG&A expenses year-over-year was primarily driven by a $1.9 million decrease in employee compensation and benefits costs following the reduction in force in fiscal 2025 and most recently in the October RIF and the January RIF, a $1.6 million decrease in technology transformation costs, primarily associated with the completion of the Company's North America technology implementation during fiscal 2025, a $0.9 million decrease in stock-based compensation, a $1.4 million decrease in consulting services and professional services fees, and a $1.6 million decrease related to other general and administrative costs due to our efforts to achieve an improved cost structure. These improvements were partially offset by a $1.5 million increase in restructuring costs primarily related to a non-cash impairment charge on a right-of-use asset in connection with the exit and sublease of certain office space, and a $1.0 million increase related to bad debt expense.
Nine Months Ended
SG&A expenses were $148.2 million, or 42.8% of revenue, for the nine months ended February 28, 2026 compared to $151.4 million, or 36.7% of revenue, for the nine months ended February 22, 2025. The $3.2 million improvement in SG&A expenses year-over-year was primarily attributed to a $7.1 million decrease in employee compensation and benefits costs following the reduction in force in fiscal 2025 and most recently in the October RIF and the January RIF, a $5.5 million decrease in technology transformation costs primarily associated with the completion of our North America technology implementation during fiscal 2025, a $1.8 million decrease in costs associated with the internal use of consultants that supported our business through the North American technology implementation, a $1.7 million decrease in reimbursable employee expenses, a $1.0 million decrease in acquisition costs, a $1.0 million decrease in occupancy expenses, a $0.9 million decrease in variable employee compensation as a result of financial performance, a $0.8 decrease in severance costs, and a $1.4 million decrease related to other general and administrative costs due to our efforts to achieve an improved cost structure. These improvements were partially offset by increases of $5.9 million and $3.1 million in severance and stock-based compensation costs, respectively, associated with the separation of the Company's former CEO, a $3.4 million gain on the sale of the Irvine office building during fiscal 2025 with no comparable activity occurring during fiscal 2026, a $4.1 million increase in restructuring charges primarily related to the January RIF, and a $1.5 million increase in the amortization of costs associated with our technology transformation initiative.
Management and administrative headcount was 614 at the end of the third quarter of fiscal 2026 and 680 at the end of the third quarter of fiscal 2025.

Goodwill Impairment
Three and Nine Months Ended
No goodwill impairment was recorded during the first, second or third quarters of fiscal 2026. In the third quarter of fiscal 2025, due to the slow recovery in business performance within the Company’s On-Demand Talent and Consulting segments, the Company conducted a goodwill impairment analysis and recorded a non-cash impairment charge of $42.0 million, which included $12.4 million for the On-Demand Talent segment and $29.6 million for the Consulting segment. Additionally, in the second quarter of fiscal 2025, in light of the decline in the Company's market capitalization, along with slower than expected recovery in business performance within the Company’s On-Demand Talent segment and Europe & Asia Pacific segment, the Company conducted a goodwill impairment analysis and recorded a non-cash impairment charge of $79.5 million in the On-Demand Talent segment. During the first quarter of fiscal 2025, the Company completed a goodwill impairment assessment concurrent with its segment change and concluded that the carrying value of the Europe & Asia Pacific segment was in excess of its fair value. As a result, the Company recorded a non-cash impairment charge of $3.9 million. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other changes, OBBBA makes permanent several expiring provisions from the Tax Cuts and Jobs Act of 2017, restores favorable tax treatment of various business provisions, and modifies the international tax regime. The legislation has varying effective dates, with certain provisions effective retrospectively starting January 1, 2025. The tax effects of the enacted legislation are reflected in the period of enactment ended August 30, 2025, and there was no material impact on our effective tax rate as of February 28, 2026. We will continue to monitor and assess the impact of OBBBA on our consolidated financial statements.
Three Months Ended
Income tax expense was $0.7 million for the third quarter of fiscal 2026, reflecting an effective tax rate of 7.9%, compared to an income tax benefit of $5.6 million, or an effective tax rate of 11.3%, for the third quarter of fiscal 2025. The income tax expense in the quarter ended February 28, 2026 was primarily attributable to income tax expense from profitable foreign jurisdictions, while losses in certain domestic and foreign jurisdictions did not result in a tax benefit due to the existence of valuation allowances. The income tax benefit in the quarter ended February 22, 2025 was primarily attributed to the Company’s consolidated pretax loss, reduced by the permanent disallowance of a portion of the goodwill impairment for tax purposes and the establishment of a valuation allowance on the Company’s UK entity.
Nine Months Ended
Income tax expense was $1.9 million for the nine months ended February 28, 2026, reflecting an effective tax rate of 8.3%, compared to an income tax benefit of $12.3 million, or an effective tax rate of 9.4%, for the nine months ended February 22, 2025. The income tax expense in the nine months ended February 28, 2026 was primarily attributable to income tax expense from profitable foreign jurisdictions, while losses in certain domestic and foreign jurisdictions did not result in a tax benefit due to the existence of valuation allowances. The income tax benefit in the nine months ended February 22, 2025 was primarily attributed to the Company’s consolidated pretax loss, reduced by the permanent disallowance of a portion of the goodwill impairment for tax purposes and the establishment of a valuation allowance on the Company’s UK entity.
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

The following table presents our operating results by segment for the three and nine months ended February 28, 2026 and February 22, 2025, respectively (in thousands). Revenue information by segment, on a GAAP basis and on a same-day constant currency basis, is set forth above under "Non-GAAP Financial Measures — Same-Day Constant Currency Revenue."

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 22, 2025	February 28, 2026	February 22, 2025
Adjusted EBITDA:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
On-Demand Talent	$2,859	$2,567	$11,343	$10,731
Consulting	1,682	5,914	11,179	23,390
Europe & Asia Pacific	785	841	3,096	2,549
Outsourced Services	1,434	1,493	5,483	4,434
All Other	(839)	(727)	(304)	(1,720)
Unallocated items (1)	(7,368)	(8,437)	(25,134)	(25,757)

Adjustments:
Stock-based compensation expense	(1,031)	(1,908)	(4,937)	(5,417)
Amortized ERP system costs (2)	(700)	(609)	(2,104)	(609)
Technology transformation costs (3)	—	(1,574)	—	(5,475)
Acquisition costs (4)	(320)	(492)	(1,218)	(2,296)
Goodwill impairment (5)	—	(42,039)	—	(125,376)
Gain on sale of assets (6)	—	—	—	3,420
Restructuring cost (7)	(4,377)	(2,905)	(7,271)	(3,157)
CEO transition costs (8)	—	—	(9,029)	—
Amortization expense	(746)	(1,407)	(3,083)	(4,461)
Depreciation expense	(328)	(464)	(1,015)	(1,466)
Interest income, net	178	106	348	469
Loss before income tax expense (benefit)	(8,771)	(49,641)	(22,646)	(130,741)
Income tax expense (benefit)	(696)	5,589	(1,887)	12,267
Net loss	$(9,467)	$(44,052)	$(24,533)	$(118,474)
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

(4) Acquisition costs primarily represent costs included in net loss related to the Company’s business acquisition. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 4 – Acquisitions and Disposals in the Notes to Consolidated Financial Statements in Item I of Part I of the Quarterly Report on Form 10-Q for further discussion.

(5) Goodwill impairment charges recognized during the three and nine months ended February 22, 2025 were related to the On-Demand Talent, Consulting and Europe & Asia Pacific segments. See Note 5 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q for further discussion.

(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.

(7) Restructuring costs during the three and nine months ended February 28, 2026 include employee termination costs incurred in the reductions in force, impairment of right-of-use asset, and third-party consulting costs associated with the 2026 Transformation Initiative. Restructuring costs during the three and nine months ended February 22, 2025 represent costs incurred in connection with the 2025 Restructuring Plan.

(8) CEO transition costs represent costs incurred in connection with the separation of the Company's former CEO. These costs include $5.9 million of cash severance and $3.1 million of non-cash stock compensation expense reflecting the accelerated expense recognition of equity awards during the nine months ended February 28, 2026.
Revenue by Segment

On-Demand Talent – Revenue in the On-Demand Talent segment declined by $6.2 million or 13.1% (16.3% on a constant currency basis), to $40.9 million in the third quarter of fiscal 2026 compared to $47.1 million in the third quarter of fiscal 2025 due primarily to a decrease in billable hours of 17.1%, partially offset by an increase in the average bill rate of 4.5% (or 4.0% on a constant currency basis).

For the nine months ended February 28, 2026, On-Demand Talent segment revenue decreased by $24.6 million or 16.1% (17.1% on a constant currency basis), to $128.4 million compared to $153.0 million for the nine months ended February 22, 2025, primarily as a result of a 18.2% decrease in billable hours partially offset by a 2.4% (or 2.2% on a constant currency basis) increase in average bill rate.

The Company continued to experience reduced demand in traditional finance roles as clients increasingly adopt AI and automation. The Company remains focused on evolving the on-demand talent base and skillset to align with changing market demand. The improvement in average bill rate was the result of the Company’s continued focus on pricing discipline.

Consulting – Revenue in the Consulting segment declined by $15.7 million or 29.8% (32.5% on a constant currency basis), to $36.9 million in the third quarter of fiscal 2026 compared to $52.6 million in the third quarter of fiscal 2025 due to a 31.5% decrease in billable hours, partially offset by a 2.3% (or 1.6% on a constant currency basis) increase in the average bill rate.

For the nine months ended February 28, 2026, Consulting segment revenue decreased by $45.1 million or 26.8% (27.7% on a constant currency basis), to $123.2 million compared to $168.3 million for the nine months ended February 22, 2025. The decline was primarily due to a 31.2% decrease in billable hours, partially offset by a 6.7% (or 6.4% on a constant currency basis) increase in the average bill rate.

The decline in billable hours for the three and nine months ended February 28, 2026 compared to the prior year periods reflected longer sales cycles for consulting projects, while average bill rates continue to increase due to pricing discipline and higher value consulting projects.

Europe & Asia Pacific – Revenue in the Europe & Asia Pacific segment decreased by $0.5 million or 2.7% (5.8% on a constant currency basis), to $18.1 million in the third quarter of fiscal 2026 compared to $18.6 million in the third quarter of fiscal 2025. The decrease was primarily due to a 3.6% decrease in billable hours as a result of delayed project starts, and a 3.9% decrease in the average bill rate on a constant currency basis due to a mix shift to lower cost markets in the Asia Pacific region.

For the nine months ended February 28, 2026, Europe & Asia Pacific segment revenue increased by $1.8 million or 3.2% (0.3% on a constant currency basis), to $58.1 million compared to $56.3 million for the nine months ended February 22, 2025. The increase was primarily due to a 4.4% (or 1.3% on a constant currency basis) increase in the average bill rate due to geographical revenue shift toward Europe, which tends to have a higher bill rate as compared to Asia Pacific.

Outsourced Services – Revenue in the Outsourced Services segment increased by $0.1 million or 1.6% to $9.5 million in the third quarter of fiscal 2026 compared to $9.4 million in the third quarter of fiscal 2025. Billable hours increased 2.3% and the average bill rate declined 1.3%.

For the nine months ended February 28, 2026, Outsourced Services segment revenue increased by $0.6 million or 2.0%, to $28.9 million compared to $28.3 million for the nine months ended February 22, 2025, primarily as a result of a 1.9% increase in billable hours partially offset by a 2.8% (also 2.8% on a constant currency basis) decrease in average bill rate.

All Other – Revenue in the All Other segment increased by $0.7 million or 39.3% (34.7% on a same-day constant currency basis), to $2.5 million in the third quarter of fiscal 2026 compared to $1.8 million in the third quarter of fiscal 2025. The increase was primarily due to an increase in billable hours of 51.1% partially offset by a 9.9% decrease in average bill rate.

For the nine months ended February 28, 2026, All Other segment revenue increased by $1.3 million or 20.4% (19.2% on a same-day constant currency basis), to $7.4 million compared to $6.2 million for the nine months ended February 22, 2025. The increase was primarily due to an increase in billable hours of 21.2% partially offset by a 1.5% (also 1.5% on a constant currency basis) decrease in average bill rate.
Adjusted EBITDA by Segment
On-Demand Talent – The On-Demand Talent segment’s Adjusted EBITDA increased by $0.3 million or 11.4%, to $2.9 million for the third quarter of fiscal 2026, compared to $2.6 million for the third quarter of fiscal 2025. The increase is attributed to a reduction in segment expenses of $1.6 million primarily as a result of our reduction in force in fiscal 2025 and fiscal 2026, partially offset by a decrease in gross profit of $1.3 million.
For the nine months ended February 28, 2026, the On-Demand Talent segment’s Adjusted EBITDA increased by $0.6 million or 5.7%, to $11.3 million, compared to $10.7 million for the nine months ended February 22, 2025. The increase is attributed to a reduction in segment expenses of $8.4 million, partially offset by a decrease in gross profit of $7.8 million. The improvement in SG&A expenses was primarily due to lower employee compensation expense, following our reductions in force in fiscal 2025 and most recently in connection with the January RIF and the October RIF and lower variable compensation as a result of decreased financial performance.

Consulting – The Consulting segment’s Adjusted EBITDA decreased by $4.2 million or 71.6%, to $1.7 million for the third quarter of fiscal 2026, compared to $5.9 million for the third quarter of fiscal 2025. The decrease is primarily attributed to a decrease in gross profit of $6.4 million, which was partially offset by a reduction in segment expenses of $2.2 million primarily related to variable employee compensation as a result of financial performance.

For the nine months ended February 28, 2026, the Consulting segment’s Adjusted EBITDA decreased by $12.2 million or 52.2%, to $11.2 million, compared to $23.4 million for the nine months ended February 22, 2025. Compared to the prior year period, gross profit declined by $17.5 million, which was partially offset by a $5.3 million improvement in SG&A expenses for the nine months ended February 28, 2026 as compared to the nine months ended February 22, 2025. This improvement in SG&A expenses was primarily due to lower employee compensation expense following our reduction in force in fiscal 2025 and most recently in connection with the January RIF and the October RIF and lower variable compensation as a result of decreased financial performance.
Europe & Asia Pacific – The Europe & Asia Pacific segment’s Adjusted EBITDA in the third quarter of fiscal 2026 remained relatively flat compared to the third quarter of fiscal 2025.

For the nine months ended February 28, 2026, the Europe & Asia Pacific segment’s Adjusted EBITDA improved by $0.5 million or 21.5%, to $3.1 million, compared to $2.5 million for the nine months ended February 22, 2025. Compared to the prior year period, gross profit increased $0.8 million, offset by a $0.3 million increase in SG&A expenses for the nine months ended February 28, 2026 as compared to the nine months ended February 22, 2025 primarily due to increases in employee compensation expense.

Outsourced Services – The Outsourced Services segment’s Adjusted EBITDA decreased by $0.1 million, or 4.0% to $1.4 million in the third quarter of fiscal 2026 compared to $1.5 million for the third quarter of fiscal 2025.

For the nine months ended February 28, 2026, the Outsourced services segment's Adjusted EBITDA increased by $1.0 million or 23.7%, to $5.5 million compared to $4.4 million for the nine months ended February 22, 2025 due primarily to a $1.2 million increase in gross profit, partially offset by a $0.2 million increase in segment expenses.
All Other – The All Other segment's Adjusted EBITDA decreased by $0.1 million or 15.4% to $(0.8) million for the third quarter of fiscal 2026 compared to $(0.7) million for the third quarter of fiscal 2025. The decrease is attributed to a $1.2 million increase in bad debt expense, which was offset by other improvements in SG&A expenses and an increase in gross profit of $0.8 million.
For the nine months ended February 28, 2026, the All Other segment's Adjusted EBITDA increased by $1.4 million or 82.3%, to $(0.3) million compared to $(1.7) million for the nine months ended February 22, 2025 due to a $1.4 increase in gross profit.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities, our senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and purchases under the Company's 2019 Employee Stock Purchase Plan, as amended (the "ESPP"). While during the three months ended February 28, 2026, we did not generate positive cash flow from operations, we have historically generated positive cash flows from operations on an annual basis since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on customer demand and global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of February 28, 2026, we had $82.8 million of cash and cash equivalents, including $37.3 million held in international operations.
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
On January 30, 2026, the Company, Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a first amendment to the 2025 Credit Facility (the "First Amended Credit Facility"). The purpose of the First Amended Credit Facility was to amend certain covenants related to the Company's definition of Consolidated EBITDA, as such term is defined in the credit agreement. Except as expressly modified and amended in the

First Amended Credit Facility, all terms, provisions, and conditions of the 2025 Credit Facility remain unchanged and in full force and effect.
The 2025 Credit Facility is available for working capital and general corporate purposes, including potential acquisitions, dividend distribution and stock repurchases. Additional information regarding the 2025 Credit Facility is included in Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Item I of Part I of this Quarterly Report on Form 10-Q.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at a loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of February 28, 2026, the Company had no debt outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Such costs primarily include software licensing fees and other costs in areas including change management and training. We believe our current cash, ongoing cash flows from our operations and funding available under our 2025 Credit Facility will provide sufficient funds for these initiatives. As of February 28, 2026, we have non-cancellable purchase obligations totaling $11.0 million, which primarily consist of payments pursuant to the licensing arrangements that we have entered into: $1.5 million due during the remainder of fiscal 2026; $3.6 million due during fiscal 2027; $4.6 million due during fiscal 2028; and $1.2 million due thereafter. The $3.0 million increase in non-cancellable purchase obligations from the first quarter of 2026 is related to the renewal of a three-year licensing arrangement. We lease office space under non-cancelable operating leases with various expiration dates. See Note 6 - Leases in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for our future minimum commitments related to our operating leases.

In addition, we pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our Board of Directors. Most recently, on March 20, 2026, we paid a dividend of $0.07 per share of our common stock to stockholders of record at the close of business on February 20, 2026. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the 2025 Credit Facility and other agreements, and other factors deemed relevant by our Board of Directors.
As described under “Market Trends and Uncertainties” above, demand for professional services has become increasingly selective, which has resulted in variability in demand across service offering and uncertain macroeconomic conditions, including heightened geopolitical tensions, fluctuations in currency exchange rates, recent government and policy changes implemented in the United States, and tariff actions and uncertainties related to trade wars have created significant uncertainty in the global economy, which have adversely impacted, and may continue to adversely impact, our financial results, operating cash flows and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making additional strategic acquisitions or dispositions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our 2025 Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.
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
Operating Activities
Operating activities for the first nine months of fiscal 2026 used cash of $0.7 million compared to $2.1 million of cash provided in the first nine months of fiscal 2025. The cash used in operations for the nine months ended February 28, 2026 was primarily driven by a net loss of $24.5 million, offset by non-cash adjustments of $18.4 million (resulting primarily from $8.0 million adjustment in non-cash stock-based compensation). In addition, the changes in operating assets and liabilities amounted to a net cash inflow of $5.4 million, primarily driven by an $18.7 million decrease in trade accounts receivable and a $4.9 million increase in other liabilities, partially offset by a $16.5 million decrease in accrued salaries and related obligations due mainly to the payout of the annual incentive compensation and payments made in connection with our restructuring activities and a $2.4 million decrease in accounts payable and other accrued expenses.
The cash provided by operations for the nine months ended February 22, 2025 was primarily driven by a net loss of $118.5 million, offset by non-cash adjustments of $125.4 million (primarily due to the non-cash goodwill impairment). In addition, the changes in operating assets and liabilities amounted to a net cash outflow of $4.8 million, driven by a $5.8 million increase in prepaid expenses and other current assets, a $2.0 million decrease in accounts payable and other accrued expenses, a $1.6 million increase in prepaid income taxes, and a $1.3 million increase in other assets largely related to the investments in our technology implementation, partially offset by a $7.4 million decrease in trade accounts receivable, a $2.8 million decrease in other liabilities, and a $1.2 million increase in accrued salaries and related obligations, mainly due to the timing of our pay cycle.
Investing Activities

Net cash used in investing activities was $0.5 million for the first nine months of fiscal 2026 compared to $13.1 million for the first nine months of fiscal 2025. Net cash used in investing activities for the first nine months of fiscal 2026 was primarily related to $0.5 million of cash used for leasehold improvements and to acquire computer equipment. Net cash used in investing activities for the nine months ended February 22, 2025 was primarily related to $23.0 million of net cash used towards the acquisition of Reference Point and $2.4 million of cash used for the development of internal-use software and acquisition of property and equipment, partially offset by the $12.3 million in net proceeds from the sale of the Irvine office building.
Financing Activities
Net cash used in financing activities was $5.1 million for the first nine months of fiscal 2026 compared to $23.1 million for the first nine months of fiscal 2025. Net cash used in financing activities during the first nine months of fiscal 2026 consisted of cash dividend payments of $7.0 million, which were partially offset by $2.2 million in proceeds received from ESPP share purchases. Net cash used in financing activities during the nine months ended February 22, 2025 consisted of $13.0 million to purchase 1,382,820 shares of common stock on the open market and cash dividend payments of $14.0 million; these uses were partially offset by $3.9 million in proceeds received from ESPP share purchases.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the 2025 Credit Facility that bear interest at a variable market rate.
As of February 28, 2026, we had approximately $82.8 million of cash and cash equivalents and no borrowings under our 2025 Credit Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would reduce our interest income but would not have a material impact on our consolidated financial position or results of operations.
We may become exposed to interest rate risk related to fluctuations in the Term SOFR rate under our 2025 Credit Facility. See “Liquidity and Capital Resources” above and Note 7 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our 2025 Credit Facility. As of February 28, 2026, we had no borrowing outstanding and $0.7 million of outstanding letters of credit issued under our 2025 Credit Facility.

Foreign Currency Exchange Rate Risk. For the nine months ended February 28, 2026, approximately 20.3% of our revenues were generated outside of the U.S. compared to approximately 18.3% of our revenues for the nine months ended February 22, 2025. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.
Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 54.9% of our cash and cash equivalents balances as of February 28, 2026 were denominated in U.S. dollars. The remaining amount of approximately 45.1% was comprised primarily of cash balances translated from Euros, Mexican Pesos, Canadian Dollar, Chinese Yuan, Indian Rupee, Japanese Yen, and British Pound Sterling, This compares to approximately 59.2% of our cash and cash equivalents balances as of May 31, 2025 that were denominated in U.S. dollars and approximately 40.8% that were comprised primarily of cash balances translated from Euros, Japanese Yen, Chinese Yuan, and Canadian Dollars. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.
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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2026. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of February 28, 2026.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended February 28, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1+
Retention Agreement between the Company and Jennifer Ryu, dated as of February 6, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2026).

10.2+
Separation and General Release Agreement between the Company and Bhadreskumar Patel, dated as of March 3, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2026).

10.3*	First Amended Credit Facility, dated January 30, 2026, by and among the Company, Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended February 29, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______
*Filed herewith.
**Furnished herewith.
+    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: April 8, 2026	/s/ ROGER CARLILE

Roger Carlile
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: April 8, 2026	/s/ JENNIFER RYU

Jennifer Ryu
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)