Form 10-K
period 2026-05-30
RESOURCES CONNECTION, INC.
filed 2026-07-24
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 30, 2026
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒
As of November 28, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the approximate aggregate market value of common stock held by non-affiliates of the registrant was $150,475,165 (based upon the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market).
As of July 15, 2026, there were approximately 34,443,626 shares of common stock, $0.01 par value, outstanding.
________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

RESOURCES CONNECTION, INC.

In this Annual Report on Form 10-K, “Resources Global Professionals,” “Company,” “we,” “us” and “our” refer to the business of Resources Connection, Inc. and its subsidiaries. References in this Annual Report on Form 10-K to “fiscal,” “year” or “fiscal year” refer to our fiscal year that consists of the 52- or 53-week period ending on the Saturday in May closest to May 31. The fiscal years ended May 30, 2026 and May 25, 2024 consisted of 52 weeks. The fiscal year ended May 31, 2025 consisted of 53 weeks.
FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, including information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expectations regarding our operating segments, expectations regarding our transformation efforts and the macroeconomic environment, expected costs and liabilities, business strategies, growth strategies and initiatives, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “forecast,” “future,” “intends,” “may,” "might," “plans,” “potential,” “predicts,” “remain,” “should,” “strategy,” “target,” “will,” "would" or similar terms, future or conditional tense verbs or the negative of these terms or other comparable terminology. In this Annual Report on Form 10-K, such statements include statements regarding our growth, operational and strategic plans.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, these statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. Risks and uncertainties include, but are not limited to, the following: risks related to an economic downturn or deterioration of general macroeconomic conditions, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management or key sales professionals, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our digital expansion and technology transformation efforts may not be successful, our ability to use artificial intelligence ("AI") and machine learning in our business, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities, possible disruption of our business from our past and future acquisitions, our potential inability to adequately protect our intellectual property rights, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, the possible impact of activist shareholders, the possibility that we are unable to or elect not to pay our quarterly dividend payment, our ability to establish and maintain effective internal control over financial reporting, and other factors and uncertainties as are identified in this Annual Report on Form 10-K and our other public filings made with the Securities and Exchange Commission ("SEC") (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on these forward-looking statements included herein, which speak only as of the date of this Annual Report. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, unless required by law to do so.

PART I
ITEM 1.    BUSINESS.
Overview
Resources Connection, Inc. (“RGP,” the “Company,” “we" or “us”) is a global professional services firm based in Dallas, Texas (with offices worldwide) with three decades of experience helping the world’s top organizations navigate change and seize opportunity. With three integrated offerings—On-Demand Talent, Consulting, and Outsourced Services—the Company provides CFOs and other C-suite leaders with the flexibility to solve today’s most pressing challenges. The Company’s principal markets of operations are North America, Europe & Asia Pacific.

The Company operates under the following business units: (i) On-Demand Talent, (ii) Consulting, (iii) Europe & Asia Pacific, (iv) Outsourced Services, and (v) Sitrick (disclosed as "All Other"). As noted below, we divested our Sitrick business on May 2, 2026.
We serve more than 1,500 clients around the world with approximately 3,000 professionals collectively engaged from 35 physical practice offices and multiple virtual offices. Headquartered in Dallas, Texas, we are proud to have served 90% of the Fortune 100 as of May 2026.
Business Segments
For fiscal 2026, the Company's operating segments were as follows:

•On-Demand Talent – provides businesses with a go-to source for bringing in experts when they need them, serving predominantly the office of the CFO.

•Consulting – drives transformation across people, processes and technology across domain areas including finance, technology and digital, risk and compliance and operational performance.

•Europe & Asia Pacific – a geographically defined segment that offers both on-demand and consulting services to clients throughout Europe and Asia Pacific.

•Outsourced Services – operating under the Countsy by RGPTM brand, this segment offers outsourced finance, accounting and human resource ("HR") services to startups, spinouts and scale-up enterprises, utilizing a technology platform and fractional team.

•Sitrick – a crisis communications and public relations firm that provides corporate, financial, transactional and crisis communication and management services.
On April 7, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sitrick Group, LLC (“Sitrick”) and Sitrick, LLC (the “Buyer”), pursuant to which the Company agreed to sell 100% of the membership interests of Sitrick to the Buyer. The sale was completed on May 2, 2026. As a result of the sale of Sitrick, the "All Other" segment was eliminated as of May 30, 2026. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements included herein under "Item 8., Financial Statements and Supplemental Data" for further discussion.
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
Organizations use a mix of alternative resources to execute initiatives and projects. Some companies rely solely on their own employees who may lack the requisite time, experience or skills for specific projects. Other companies may outsource entire projects to consulting firms, which provides them access to the expertise of the firm but often entails significant cost, insufficient management control of the project and a lack of ultimate ownership at project completion. As a more cost-efficient alternative, companies sometimes use temporary employees from traditional and internet-based staffing firms, although these employees may be less experienced or less qualified than employees from professional services firms. Finally, companies can execute initiatives and projects by leveraging professional services firms like RGP to fill resource or skills gap or provide end-to-end outcome-based solutions. The use of project consultants as a viable alternative to traditional accounting, consulting, and law firms allows companies to:
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
RGP’s Strategic Priorities
Our Business Strategy
We are dedicated to serving our clients with flexible engagement models and highly qualified and experienced talent in support of projects and initiatives in a broad array of functional areas, including:

Finance & Accounting	Governance, Risk & Compliance
•Finance transformation	•Accounting regulations
•Operational & technical accounting	•Internal audit & SOX compliance
•Tax & treasury	•Data privacy & security
•Financial planning & analysis	•IT & operational risk
•Regulatory compliance

Enterprise Strategy & Operational Performance	Digital, Technology & Data
•Change & transformation management	•Digital transformation
•Process optimization & automation	•Technology strategy & transformation
•Supply chain management	•Data & analytics
•Merger integration	•Artificial intelligence
•Cost reduction & optimization

Our objective is to build and maintain RGP’s reputation as the premier provider of project execution and consulting services for companies facing transformation, change and compliance challenges through flexible engagement models including on-demand resourcing, consulting and outsourced services.. We have developed the following business strategies to achieve our objectives:

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

•Deepen our consulting capabilities and establish consultative relationships with clients. We emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the professional services experience of our management and consultants enables us to understand the needs of our clients and deliver an integrated, relationship-based approach to meeting those needs. Client relationships and needs are addressed from a client-centric, not geographic, perspective. Our team regularly meets with our existing and prospective clients to understand their business issues and identify tailored solutions to meet the clients’ objectives, whether it’s resourcing with highly skilled experts or strategic consulting with RGP's specific points of view. We believe that by establishing relationships with our clients to solve their professional service needs, we are more likely to identify new opportunities to serve them. The strength and depth of our client relationships is demonstrated by the 83% retention rate of our top 100 clients over the last five fiscal years.

•Build the RGP brand. We have historically built our brand through the consistent and reliable delivery of high-quality, value-added services to our clients as well as a significant referral network of approximately 2,400 consultants and approximately 600 management and administrative employees as of May 30, 2026. In recent years, we have invested in global, regional and local marketing and brand building and activation efforts that reinforce our brand. In fiscal 2026, we continued to bolster our brand through a refreshed website and marketing strategy to clarify what we do, who we serve, when to engage us, and the impact we deliver. We expect to continue our marketing efforts in the upcoming fiscal year. We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand.

Our Growth Strategy
Since inception, our growth has been primarily organic with certain strategic acquisitions along the way that augmented our geographic presence or solution offerings. We believe we have significant opportunity to drive organic growth in our core business as well as through strategic and highly targeted acquisitions. Key elements of our growth strategy include:

•Increase penetration of existing client base. A principal component of our strategy is to secure additional work from the clients that we serve. Based on discussions with our clients, we believe that the amount of revenue that we currently generate from many of our clients represents a relatively small percentage of the total amount that they spend on professional services. We believe our clients may increase that spend as businesses adopt a more agile workforce strategy. We believe that by continuing to deliver high-quality services and by deepening our relationships with our clients, we can capture a significantly larger share of our clients’ professional services budgets. We maintain our Strategic Client Account program to serve a number of our largest clients with dedicated global account teams. We have and will continue to expand the Strategic Client Account program by taking a more client-centric and borderless approach to serving these clients. We believe this focus enhances our opportunity to develop in-depth knowledge of these clients’ needs and the ability to increase the scope and size of projects with those clients. The Strategic Client Account program have been key drivers for our revenue and business development.

•Accelerate Market and Client Growth. We continue to focus on attracting new clients and growing our presence within our existing clients. We strive to develop new client relationships primarily by leveraging the significant contact networks of our management and consultants, through referrals from existing clients as well as marketing efforts including client events and roundtables, thought leadership whitepapers and targeted digital marketing campaigns. We believe we can continue to attract new clients and to expand our presence within our existing client base by building our brand identity and reputation, supplemented by our global, regional and local marketing efforts. We anticipate our growth efforts will continue to focus on identifying strategic target accounts especially in the large and middle-market client segments and within certain focus industries, such as healthcare, technology and financial services.

•Optimize service offerings with a focus on digital and AI capabilities. We continue to evolve and optimize our portfolio of professional service offerings, and when appropriate, consider entry into new professional service offerings. Since our founding, we have diversified our professional service offerings from a primary focus on accounting and finance to other areas in which our clients have significant needs such as digital transformation, finance transformation, accounting regulations, internal audit and compliance, acquisition integration and divestitures, and supply chain management. We continuously identify project opportunities we can market at a broader level with our talent, tools and methodologies and commercialize into solution offerings. When evaluating new or existing solution offerings to invest in, we consider (among other things) profitability, cross-marketing opportunities, buyer personas, competition, growth potential and cultural fit. We offer valuable digital consulting services, particularly related to experience and automation. With our acquisition of Reference Point LLC ("Reference Point") in July 2024, we expanded our tailored technology and data modernization offerings to our many financial services industry clients. Customer experience and employee and workspace experience continue to be growing themes in the marketplace and within our client portfolio. The need for automation and self-service has also been an increasing trend. We will continue to focus on expanding our technology, digital and artificial intelligence consulting capabilities and their geographic reach to drive growth in the business by capturing the market demand and opportunities. Where appropriate, and with proper data security protocols in place, we seek to embed AI into our client solutions and our own operations to improve productivity, accelerate innovation and deliver differentiated value.

•Further our strategic brand marketing. RGP has always focused our business on project execution, which is a distinct space on the continuum between enterprise strategy consulting and interim deployment. Our business model of utilizing experienced talent to flatten the traditional consulting delivery pyramid is highly sought after in today’s market. Most clients are capable of formulating business strategy organically or with the help of a strategy firm; where they need help is in the ownership of executing the strategy. Our co-delivery ethos is focused around partnering with clients on project execution with a flexible model, whether through on-demand resourcing or delivery of outcome based solutions. Our brand marketing will continue to emphasize and accentuate our unique qualifications in this arena. We believe clear articulation and successful marketing of our distinctive market position is key to attracting and retaining both clients and talent, enabling us to drive continued growth.

•Engage in strategic acquisitions. Our acquisition strategy is to engage in targeted M&A efforts that are designed to complement our core service offerings and enhance our consulting capabilities that are in line with market demands and trends. Our acquisition of Veracity Consulting Group, LLC and CloudGo Pte. Ltd. and its subsidiaries, now integrated into our Consulting practice, expanded our ServiceNow capabilities as well as our ServiceNow footprint in the Asia Pacific region. In addition, as noted above, our acquisition of Reference Point in July 2024 has allowed us to expand our offerings to clients within the financial services industry. We will continue to seek acquisition opportunities to augment and expand the breadth and depth of our digital and other core capabilities.
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
Human Capital Management
Our internal employees and consultants represent our greatest asset and operate together to provide the highest quality of service to our clients. As of May 30, 2026, we had 3,006 employees, including 591 management and administrative employees and 2,415 consultants. None of our employees were covered by any collective bargaining agreements.
Our Culture and Values
Our culture is the cornerstone of all our human capital programs. Our senior management team, the majority of whom are Big Four, management consulting and/or Fortune 500 alumni, has created a culture that combines the commitment to quality and the client service focus of a Big Four firm with the entrepreneurial energy of an innovative, high-growth company. Our culture is built upon our shared, core values of Dare to Belong, Dare to Grow, Dare to Collaborate and Dare to Lead, and we believe this is a key reason for our success.
We strive to earn the trust of our clients, employees, and the communities we serve by operating in a legal, ethical and trustworthy manner. Our corporate policies and structure allow our employees, executives and board to lead with integrity and transparency. Along with our core values, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth the standards our employees and board members must adhere to at all times in the execution of their duties. Our Code of Conduct covers topics such as honest and candid conduct, conflicts of interest, disclosure controls and procedures, protecting confidential information, anti-corruption, compliance with laws, rules and regulations, fair dealing, equal opportunities and non-harassment and maintaining a safe workplace. The Code of Conduct also provides direction for reporting complaints in the event of alleged violations of our policies, including through our Corporate Integrity Hotline, which is available 24/7 and monitored by the Chair of the Audit Committee. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner. Our Code of Conduct is available on our website at https://rgp.com/.
Inclusion and Belonging

At RGP, we aim to create a workplace where people feel valued and supported. We believe our success comes from building teams with unique skills, perspectives and backgrounds. We offer multiple employee resource groups (“ERGs”) open to all employees — Asians at RGP, Black & Hispanic at RGP, Interfaith ERG, Multicultural ERG, Pride ERG and Women in Leadership—which are voluntary, employee-led groups that are dedicated to fostering an inclusive work environment.

Engagement with our Communities
Through both volunteerism and philanthropic efforts, we are dedicated to contributing to the communities in which we operate. We support and encourage our employees to volunteer their time and donate to local or national charitable causes. In fiscal 2026, we continued our charitable giving matching fund with company matching contributions upwards of $100,000. Since fiscal 2021, we have supported over 250 unique charitable organizations with over $600,000 in contributions. We also encourage our employees' community involvement through our Spirit of Volunteerism Initiative, which supports causes important to employees. We are committed to fostering growth, community and connections both inside and outside of RGP.
Employee Wellbeing and Resilience
Employee safety and wellbeing is of paramount importance to us. Our Global Business Continuity Team continued to improve our disaster preparedness plans and implement strategies to manage the health and security of our employees, business continuity, client confidence, and excellent customer service.
To promote employee wellbeing and collaboration, we continued to offer a hybrid work policy, where employees are invited to work collaboratively with colleagues in the office and are permitted to work remotely as desired. Our goal is to help every human in our workforce maintain a positive, productive and connected work experience. We provide productivity and collaboration tools and resources for employees working remotely. During fiscal 2026, we also continued to enhance and promote programs to support our employees’ physical and mental wellbeing, including the continued use of a wellness app, YuLife, to all U.S. employees. This gamified app is designed to promote healthy habits by rewarding employees for walking, cycling, meditating and brain training. We continue to support physical, mental and financial wellness through communications and webinars. Our You Matter recognition program is ongoing and allows employees to share gratitude and kudos for colleagues. We also offer an Employee Assistance Program for U.S. employees and a Global Workforce Support Program for our international employees. Both programs provide resources to support personal and family health and wellbeing.
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
In addition, we continued to invest in the professional development and growth of our employees as we focused on employee experience, effectiveness, upskilling and reskilling in a changing work environment. This support is focused and delivered to all employees with emphasis in the areas of leadership development, on-boarding, functional/technical learning and digital fluency. We continued to actively engage with our internal leaders by conducting intentional leader listening forums and mentorship programs to help guide our leaders during fiscal 2026. We also engaged with employees by conducting regular employee sentiment surveys and "Voice of the Employee" listening tours. We utilized this feedback to identify areas for improvement and inform actionable goals for the Company.
Compensation and Benefits
We provide a competitive compensation and benefits program to attract and reward our employees. In addition to salaries or hourly rates, our eligible employees, including our consultants, are offered participation in a comprehensive benefits program (based on location) including: paid time off and holidays, group medical and dental programs, a basic term life insurance program, health savings accounts, flexible spending accounts, a 401(k) retirement plan, contributions to statutory retirement programs, the 2019 Employee Stock Purchase Plan, as amended (“ESPP”), which enables employees to purchase shares of our stock at a discount, and an employee assistance program. In addition, eligible management and administrative employees may participate in annual cash incentive programs or receive stock-based awards. We also allow eligible consultants in the U.S. to maintain continuation of benefits for 60 days following the completion of a consulting project.
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
During fiscal 2026, we also continued our “You Matter” digital global employee recognition and appreciation program. You Matter includes service awards to acknowledge key milestones, including employment anniversaries and hours of service. This program provides all employees with the ability to both give and receive recognition, contributing to our culture of gratitude and excellence.
Clients
We provide our services and solutions to a diverse client base in a broad range of industries. In fiscal 2026, we served nearly 1,500 clients in 26 countries. Our revenues are not concentrated with any particular client. No single client accounted for more than 10% of revenue for the 2026, 2025 or 2024 fiscal years. In fiscal 2026, our 10 largest clients accounted for approximately 23% of our revenue.
Operations
We generally provide our professional services to clients at a local level, with the oversight of our revenue team (including market or account leaders) and engagement leaders when delivering solutions on consulting projects. The revenue team in each market, in collaboration with subject matter experts in the consulting business, are responsible for new client acquisition, expanding client relationships, ensuring client satisfaction throughout engagements, coordinating services for clients on a national and international level and maintaining client relationships post-engagement. Market or account revenue leadership and their teams identify, develop and close new and existing client opportunities, often working in a coordinated effort with other markets on multi-national/multi-location proposals. While the majority of our client relationships are driven at a local market level, our Strategic Client Accounts are led by account leaders responsible for relationships across markets and who are specifically tasked with growing our global relationships in these key accounts.
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
We compete for clients based on the quality of professionals we bring to our clients, the knowledge base they possess, our ability to mobilize the right talent quickly, the flexibility in our engagement model, the effectiveness of our solutions, the scope and price of services, and the geographic reach of services. We believe our attractive value proposition, consisting of our diversified and relevant solution offerings, highly qualified consultants, relationship-oriented approach, delivery model (agile, bench and offshore) and professional culture, enables us to compete effectively in the marketplace.
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
Risks Related to the Business Environment
An economic downturn or deterioration of general macroeconomic conditions could continue to adversely affect our global operations and financial condition.
We are exposed to the risk of an economic downturn or deterioration of general macroeconomic conditions, including slower growth or recession, inflation, or decreases in consumer spending power or confidence, which has had and could continue to have a significant impact on our business, financial condition, and results of operations. Recent inflationary conditions and the continue elevation of high interest rates, geopolitical conflicts as further discussed below and increasing diplomatic and trade friction, including as a result of new and increased tariffs imposed by the U.S. against China, Mexico, Canada and other countries, pandemics or public health crises, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions within some regions and countries in which we operate, including concerns about a potential U.S. and/or global recession. These disruptions and uncertainties have led, and may continue to lead, to reluctance on the part of some companies to spend on discretionary projects. Deterioration of or prolonged uncertainty related to the global economy or tightening credit markets, including as a result of trade friction or other geopolitical uncertainty, could cause some of our clients, particularly those reliant on global supply chains, to experience liquidity problems or other financial difficulties and could further reduce the demand for our services and adversely affect our business in the future.
Geopolitical instability, including the conflict and unrest in the Middle East, could continue to create global economic and market uncertainty in a manner that could adversely affect our operations. Such conflicts and instability divert international trade and capital flows, disrupt global supply chains, delay companies’ investment and hiring and erode consumer confidence, and periods of elevated geopolitical risks have historically been associated with negative effects on global economic activity. Although none of our operations are in areas of the Middle East experiencing conflict, the continuation or further escalation of geopolitical tensions, or future instances of political unrest in other geographies, could impact other markets where we do business, including Europe and Asia Pacific, or cause negative global economic effects which may adversely affect our business, financial condition, and results of operations.
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
We cannot provide assurance that we will be able to compete effectively against existing or future competitors. Many of our competitors have significantly greater financial resources, greater revenues and greater name recognition and enhanced technological capabilities, including the use of AI, which may afford them an advantage in attracting and retaining clients and consultants and in offering pricing concessions. Some of our competitors in certain markets do not provide medical insurance or other benefits to their consultants, thereby allowing them to potentially charge lower rates to clients. In addition, our competitors may be able to respond more quickly to changes in companies’ needs and developments in the professional services industry.
Events affecting financial institutions could adversely affect our and our clients’ liquidity and financial performance.
We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. Events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions, including bank failures, at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.
Our international operations increase our exposure to these risks due to differences in regulatory frameworks, levels of government support, and deposit protection regimes, as well as our reliance on local financial institutions and banking systems in the jurisdictions in which we operate. These factors may increase the likelihood or severity of disruptions in access to funds during periods of market stress or financial instability.
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
In addition, instability, liquidity constraints or other distress in the financial markets, including the effects of bank failures, defaults, non-performance or other adverse developments that affect financial institutions, could impair the ability of one or more of the banks participating in our current or any future credit agreement from honoring their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.]
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
We may be unable to adequately meet the needs of our clients with our consultants, which can harm our reputation, affect our ability to win new business and have a material adverse effect on our financial results.

Our business depends on providing the right talent to meet client demand and is exposed to sudden changes in type of demand, market trends and specialties of client needs. We may be unable to provide the right mix of talent to meet our clients’ demand in specialized areas, including in rapidly changing areas of emerging technologies such as AI. Our consultants may also have conflicts of interest that could prevent us from adequately meeting client demand, especially in concentrated specializations, which may adversely affect our revenue. In such situations clients may also choose our competitors, which may harm our reputation and have adverse effects on our financial results.
Risks Related to Our Business Operations and Initiatives
Our business depends upon our ability to secure new projects from clients and renew expired contracts, and we could be adversely affected if we fail to do so.
We generally do not have long-term agreements with our clients for the provision of services and our clients may terminate engagements with us at any time. The success of our business is dependent on our ability to secure new projects from clients or to renew expired or expiring contracts with clients. For example, our business is likely to be materially adversely affected if we are unable to secure new client projects because of improvements in our competitors’ service offerings, because of our customers’ use of technology or AI instead of external experts, because of a change in government regulatory requirements, because of an economic downturn decreasing the demand for outsourced professional services, or for other reasons. New impediments to our ability to secure projects from clients may develop over time, such as the increasing use by large clients of in-house procurement groups that manage their relationship with service providers and potential of conflicts of interests given the nature of professional services.

As technology continues to evolve, more tasks currently performed by people have been and may continue to be replaced by automation, robotics, machine learning, AI and other technological advances outside of our control. These technological changes may (i) reduce demand for our services, (ii) enable the development of competitive products or services, or (iii) enable our current customers to reduce or bypass the use of our services, particularly in lower-skill job categories. Additionally, rapid changes in AI and generative AI which involves the use of advanced algorithms and machine learning techniques to create content, generate ideas, or simulate human-like behaviors and block chain-based technology are increasing our industries' competitive landscape. We may not be successful in anticipating or responding to these changes and there can be no assurance that we can integrate other technologies we use with AI or that material additional monetary and time expenditures will not be required. In addition, demand for our services could be further reduced by advanced technologies being deployed by our competitors.
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
We may be unable to realize the level of the anticipated benefits that we expect from our transformation and restructuring initiatives, which may adversely impact our business and results of operations.
In response to changes in industry and market conditions, we have undertaken in the past, and from time to time expect to undertake in the future, restructuring, reorganization, or other strategic initiatives and business transformation plans to realign our resources with our growth strategies, operate more efficiently and control costs. For example, in fiscal 2026, we began a transformation initiative to redesign and streamline our operating model to achieve a reduced cost structure, as well as integrate Reference Point's consulting capabilities into our existing consulting business to form a more cohesive consulting segment (the “2026 Transformation Initiative”). In connection with the 2026 Transformation Initiative we began certain workforce reductions in October 2025 and January 2026 affecting management and administrative roles, aimed at improving efficiency, reducing costs and streamlining operations. As has occurred in the past, the successful implementation of our transformation and restructuring activities may from time to time require us to effect business and asset dispositions, workforce reductions, management restructurings, decisions to limit investments in or otherwise exit businesses, office consolidations and closures, and other actions, each of which may depend on a number of factors that may not be within our control.
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
Our digital expansion and technology transformation efforts may not be successful, which could adversely impact our growth and profitability.
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
•grow a new client base and penetrate our existing client base;
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
In fiscal 2026, our management identified a material weakness in our internal control over financial reporting. If we do not effectively remediate this material weakness or if we experience additional material weaknesses or otherwise fail to maintain effective disclosure controls and procedures or internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely impacted, which in turn may harm our business and adversely affect the market price of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S. (“GAAP”). We are required to furnish annually a report by management of its assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In addition, our independent registered public accounting firm is required to provide a related attestation report on our internal control over financial reporting.
As described Part II Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K, as of May 30, 2026, management concluded the Company did not have effective controls over Information Technology General Controls (“ITGC”) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Management determined that we did not design and maintain effective controls to adequately restrict user and privileged access to financial applications, programs and data to the appropriate personnel. Management also determined that program change management controls were not designed and operating effectively to ensure that information technology (“IT”) program and configuration changes affecting IT applications and underlying accounting records were appropriately identified, tested, authorized and implemented. As a result, the related IT dependent manual and application controls that relied on the affected ITGCs, or on information generated by IT systems with affected ITGCs, were also deemed ineffective.

Management is in the process of implementing steps that it believes will remediate the material weakness it has identified. Implementing such changes may distract our officers and employees, entail substantial costs and take time to complete. If we are unable to successfully remediate the existing material weakness or prevent a future material weakness or other deficiencies in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets and the perceptions of our creditworthiness could be adversely affected; we may be unable to maintain compliance with applicable securities laws, Nasdaq listing requirements, and the covenants under any debt instruments regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; and investors may lose confidence in our financial reporting. If any such event or circumstance were to occur, our stock price could decline and our business, financial condition and results of operations could be materially adversely affected.
Risks Related to AI, Information Technology, Cybersecurity and Data Protection
Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.
We use and rely on various computer, telecommunications and other information systems in the conduct and management of our business. These information systems are vulnerable to security breaches, cyber or other security incidents, natural disasters or other catastrophic events, or other interruptions or damage stemming from power outages, equipment failure or unintended, unauthorized usage by employees or other system failures, including software failures or faulty system updates. We also rely on information systems and services provided by third parties. We rely on these information systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants. From time to time, we or our third-party providers experience cybersecurity incidents, interruptions in our operations and system failures, and any loss or breach of data and interruptions or delays in our business or that of our clients, or both, resulting from such incidents, interruptions or failures could have a material impact on our business and operations and materially adversely affect our revenue, profits and operating results.

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

Our international operations further increase these risks due to differences in legal and regulatory standards across jurisdictions, varying levels of sophistication, resources and cooperation of foreign law enforcement, and reliance on local systems, infrastructure and third-party technology providers. In addition, geopolitical developments may heighten the risk of targeted cyberattacks against companies with global operations, including state-sponsored or affiliated actors seeking to exploit regional conflicts or tensions.

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

In addition, our hybrid work environment, where our employees are often working remotely, has also increased our vulnerability to risks related to our hardware and software systems, including risks of phishing and other cybersecurity attacks. Our systems may be subject to additional risk introduced by software that we license from third parties. This licensed software may introduce vulnerabilities within our own operations as it is integrated with our systems, or as we provide client services through partnership agreements.
It is also possible that our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential, personal, Company or client information that others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third-party claims and governmental investigations and actions against us and reputational harm, including statutory damages under U.S. state or foreign state law, regulatory penalties and significant costs of incident investigation, remediation and notification. If these events occur, our ability to attract new clients or talent may be impaired or we may be subjected to damages or penalties.
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
We use AI and machine learning solutions in, and we may in the future integrate additional AI and/or machine learning solutions into, our service and solution offerings, and these AI applications may become more important in our operations over time. As an emerging technology, AI can be costly and difficult to implement and we cannot be sure that our use of AI will increase efficiency or provide any other benefits. The use of AI tools and technology presents many challenges and risks to our business, including the risk of hallucinations, bias, miscalculations, data errors and other unintended consequences. Our personnel may not have the skills to adequately utilize AI, understand AI’s limitations or maintain proficiency with AI’s rapid changes, increasing the potential for its unintended or improper use. Unintended or improper use of AI, including infringement of intellectual property, disclosure of our confidential business material or reliance on hallucinated results may lead to regulatory issues, reputational or financial harm, and operational disruptions. Further, we may become reliant on AI technology and tools in the future. The legal, regulatory and compliance environment surrounding the design and use of AI technology is evolving and complex. Our obligation to comply with the evolving regulatory landscape could entail significant costs and negatively affect our business. In addition, there has been a significant increase in AI-related litigation and government regulatory actions targeting the design, deployment and other uses of AI, and claiming liability under numerous areas of the law, such as consumer protection, product liability, privacy, intellectual property, securities and defamation.
The rapid development and adoption of AI and AI-adjacent technology, and of AI’s competitive use cases, may make it more difficult for us to compete in our industry. Our competitors may have greater success implementing and using AI technology than us, which could harm our ability to compete effectively and could adversely affect our results of operations. The occurrence of any of these risks could have an adverse effect on our business, reputation and results of operations. Additionally, AI may accelerate the pace at which our clients can automate functions that would otherwise be performed by our consultants, which may reduce demand for our human capital solutions or exert downward pricing pressure on our services. Further, if agentic AI or similar technologies reduce the size of our clients' workforces or enable them to fulfill professional staffing needs without engaging our consultants, our revenue and operating results could be materially adversely affected.
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
Laws and regulations in this area are evolving and generally becoming more stringent and complex, and are not uniform, which can increase the cost of compliance and the risks of non-compliance, and may impact our products and services and the effectiveness of our marketing efforts. For example, the European General Data Protection Regulation (the “GDPR”) requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, security and processing of personal information; and (ii) the ability of data subjects to exercise their related various rights such as to access, correct or delete or limit the use of their personal information. Under the GDPR and the United Kingdom’s version of the GDPR, information transfers from the European Union and the United Kingdom to the United States are generally prohibited unless certain measures are followed. The 2018 California Consumer Privacy Act and California Privacy Rights Act of 2020 provide individuals similar rights with respect to the processing of their personal information. In addition, many other states have also enacted comprehensive privacy legislation. There is also the possibility of federal privacy legislation and increased enforcement by the Federal Trade Commission under its power to regulate unfair and deceptive trade practices. Key markets in the Asia Pacific region have also adopted GDPR-like legislation, including China’s Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 5% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and data protection law requirements also confer a private right of action in some countries, including under the GDPR.
As these laws continue to evolve, we may be required to make changes to our operations, systems, services, solutions and/or products to enable us and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our operations, contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations and our ability to market to customers. Changes in these laws, or the interpretation and application thereof, may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition, and results of operations.
Failure to comply with governmental, regulatory and legal requirements or with our company-wide Code of Business Conduct and Ethics, Compliance Policy for Anti-Bribery and Anti-Corruption Laws, Insider Trading Policy, Code of Vendor Conduct and Ethics and other policies could lead to governmental or legal proceedings that could expose us to significant liabilities and damage our reputation.
We are subject to governmental, regulatory and legal requirements in each jurisdiction in which we operate. While we seek to remain in compliance with such legal and regulatory requirements, there may be changes to regulatory schemes in jurisdictions in which we operate that are outside our control and our efforts to remain in compliance with such changes may adversely affect our business and operating results. We must comply with professional or occupational licensing and certification requirements for some of our employees and consultants in foreign and domestic jurisdictions. Additionally, we must comply with laws and regulations regarding immigration and labor codes. Such laws, regulations and requirements may rapidly change. In recent periods, there have been trends towards immigration policies that have restricted immigration and work visas for foreign workers. Compliance with these laws, regulations and requirements can be costly, time-consuming and operationally burdensome, especially in a period of rapid legal changes. Failure to comply with these requirements may mean some of our consultants are ineligible to work on certain projects or expose us to private and government liability which may harm our reputation, operations and financial results.
We have a Code of Business Conduct and Ethics, Compliance Policy for Anti-Bribery and Anti-Corruption Laws, Insider Trading Policy, Code of Vendor Conduct and Ethics and other policies and procedures that are designed to educate and enforce the standards of conduct that we expect from our executive officers, outside directors, employees, consultants, independent contractors and vendors. These policies require strict compliance with U.S. and local laws and regulations applicable to our business operations, including those laws and regulations prohibiting improper payments to government officials. In addition, under U.S. federal securities laws, our executive officers, outside directors, employees, consultants and independent contractors are required to comply with the prohibitions against insider trading of our securities.
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
Because we are in the business of placing our personnel in the workplaces of other companies, we are subject to possible claims by our personnel alleging discrimination, sexual harassment, negligence and other similar activities by our clients. We may also be subject to similar claims from our clients based on activities by our personnel. We may also be subject to claims of or relating to wrongful termination, violation of employment rights related to employment screening or privacy issues; misclassification of workers as employees or independent contractors; violation of wage and hour requirements and other labor laws; employment of undocumented noncitizens; criminal activity; torts; breach of contract; failure to protect confidential personal information; intentional criminal misconduct; misuse or misappropriation of client intellectual property; employee benefits; or other claims by both our personnel and clients. In some cases, we are contractually obligated to indemnify our clients against such risks. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain personnel and clients. We could also be subject to injunctive relief, criminal investigations and/or charges, monetary damages or fines that may be significant, or other material adverse effects on our business.
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
We are subject to income and other taxes in the U.S. at the federal and state level and also in foreign jurisdictions. Future changes in applicable tax laws and regulations, including changes in tax rates or on tax benefits that we currently rely on in the jurisdictions in which we operate, are outside our control and are difficult to predict given the political, budgetary and other challenges. Such changes could adversely affect our business and operating results.
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
On July 15, 2026, we entered into a new credit agreement that provides for secured revolving loans, available in an amount up to the lesser of $30.0 million and a borrowing base formula tied to eligible receivables and eligible unbilled receivables and subject to established reserves, which includes a $5,000,000 sublimit for the issuance of standby letters of credit and a $15,000,000 sublimit for swing loans (the "2026 Credit Facility"). We are subject to various operating covenants under the 2026 Credit Facility which restrict our ability to, among other things, incur additional liens, incur additional indebtedness, make certain dividends and distributions, merge or consolidate and make dispositions of assets. The 2026 Credit Facility also requires us to maintain a minimum level of liquidity and, upon certain conditions, a minimum fixed charge coverage ratio. Any failure to comply with these covenants may constitute a breach under the 2026 Credit Facility, which could result in the acceleration of all or a substantial portion of any outstanding indebtedness and termination of revolving credit commitments under the 2026 Credit Facility. Our inability to maintain our 2026 Credit Facility could materially and adversely affect our liquidity and our business.
The 2026 Credit Facility bears a variable rate of interest that is based on the Secured Overnight Financing Rate (“SOFR”) which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity, financial condition, and earnings.
Borrowings under the 2026 Credit Facility bear interest at a variable rate per annum of either, at our election, (i) Term SOFR (as defined in the 2026 Credit Facility) plus a margin ranging from 1.75% to 2.25% or (ii) the Alternate Base Rate (as defined in the 2026 Credit Facility), plus a margin of 0.75% to 1.25%, in either case, with the applicable margin depending on the Company's Consolidated EBITDA (as defined in the 2026 Credit Facility). Accordingly, increases in benchmark interest rates or credit spreads increase our interest expense and debt service obligations. Higher borrowing costs could reduce cash flows available for operations, capital expenditures, strategic investments and other corporate purposes. In addition, increases in interest rates may make it more difficult or more expensive to refinance existing indebtedness or incur additional indebtedness on commercially reasonable terms. Any of these factors could adversely affect our liquidity, financial condition and earnings.
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

Cybersecurity Governance

Our Cybersecurity Incident Response Plan is overseen by our Cybersecurity Incident Response Team (“CSIRT”), which is led by our Chief Information Officer (“CIO”). Our CIO is an information technology executive with over 20 years of CIO and Chief Technology Officer experience at publicly traded and privately held companies. His experience has included cybersecurity leadership throughout his executive career. He holds a Bachelor of Engineering in Electronics and Telecommunications, a Master of Engineering in Computer Engineering, and an MBA. The other members of the CSIRT include our Vice President of Information Technology who has over 25 years of experience in IT infrastructure, cybersecurity and compliance. He holds a Bachelor of Sciences degree in Electrical Engineering and an MBA. Our virtual Chief Information Security Officer ("vCISO") also serves on the CSRIT and is a seasoned vCISO and Principal Security Consultant. He holds multiple certifications including MIS, CISSP, GSEC, GPEN and GCFE. Our IT Compliance and Security Manager also serves on the CSIRT and has over 20 years of IT experience in compliance, audit and security. She holds a Bachelor of Science degree in Information Technology and a Masters of Science degree in Organizational Leadership. The CSIRT is responsible for the Company’s cybersecurity risk management processes described above, including maintaining systems that are designed to preempt, detect and monitor cybersecurity threats, as well as identifying and responding to cybersecurity incidents.

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
ITEM 2.    PROPERTIES.

Our principal executive office is located in Dallas, Texas. As of May 30, 2026, we had other major offices in many of the world’s leading business centers, including Atlanta, Beijing, Dallas-Fort Worth, Chicago, Taipei City, Guangzhou, Hong Kong, Manila, Houston, London, Los Angeles, New York, Mexico City, Mumbai, Bangalore, San Francisco, Singapore, Seoul, Shanghai, Tokyo and Utrecht, among others. In total, we have facilities and operations in over 35 cities in 16 countries around the world. The majority of our facilities are leased under long-term leases with varying expiration dates.
Prior to the sale of Sitrick, which was within the All Other Segment, Sitrick utilized one of the offices in Los Angeles, California, and another office in New York, New York. We entered into subleases with Sitrick for the Los Angeles and New York offices in connection with the Purchase Agreement. The subleases of the Los Angeles office and the New York office will terminate on September 30, 2029 and July 31, 2031, respectively, unless terminated sooner as provided in the sublease agreements. All remaining offices are utilized across all other reporting segments. We believe our existing office locations are suitable and adequate to meet our current business needs. We do not anticipate any significant difficulty replacing or locating additional offices to accommodate future needs.
ITEM 3.    LEGAL PROCEEDINGS.
We are not currently subject to any material legal proceedings; however, we are a party to various legal proceedings arising in the ordinary course of our business.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
Our common stock is listed on The Nasdaq Stock Market LLC and trades on the Nasdaq Global Select Market under the symbol “RGP.” As of July 15, 2026, the approximate number of holders of record of our common stock was 37 (a holder of record is the name of an individual or entity that an issuer carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer’s securities).
Dividend Policy
Our Board of Directors has established a quarterly dividend, subject to quarterly Board of Directors’ approval. Pursuant to declaration and approval by our Board of Directors, we declared a dividend of $0.07 per share of common stock during each quarter in fiscal 2026. On April 28, 2026, our Board of Directors approved a regular quarterly dividend of $0.07 per share of our common stock, which was subsequently paid on June 19, 2026 to stockholders of record at the close of business on May 21, 2026. Continuation of the quarterly dividend will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in our current or future credit agreements and other agreements, and other factors deemed relevant by our Board of Directors.
Issuances of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors has previously approved two stock repurchase programs authorizing the repurchase, at the discretion of our senior executives, of our common stock for a designated aggregate dollar limit. In July 2015, the first program was authorized for an aggregate dollar limit not to exceed $150 million, and in October 2024, the second program was authorized for an additional dollar limit not to exceed $50 million (collectively, the “Stock Repurchase Programs”). Subject to the aggregate dollar limits, the currently authorized Stock Repurchase Programs do not have an expiration date. Repurchases under the Stock Repurchase Programs may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan. As of May 30, 2026, approximately $79.2 million remained available for future repurchases of the Company’s common stock under the Stock Repurchase Programs.

There were no repurchases of our common stock under the Stock Repurchase Programs during the fourth quarter of fiscal 2026 and there were 38,160 shares of our common stock withheld to cover taxes on the vesting of restricted stock awards during the fourth quarter of fiscal 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 1, 2026 — March 28, 2026	—	$—	—	$79,247,018
March 29 — April 25, 2026	—	$—	—	$79,247,018
April 26, 2026 - May 30, 2026	38,160	$4.39	—	$79,247,018
Total March 1, 2026 — May 30, 2026	38,160	$4.39	—	$79,247,018
(1) Shares repurchased represent shares transferred from employees in satisfaction of tax withholding obligations upon the vesting of certain restricted stock awards during the period.
Performance Graph
Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the holders of our common stock against the cumulative total return of each of the Russell 3000 Index, a customized peer group consisting of eight companies listed below the following table and a combined classification of companies under Standard Industry Codes as 8742-Management Consulting Services, in each case for the five years ended May 30, 2026. The graph assumes $100 was invested at market close on May 28, 2021 in our common stock and in each index (based on prices from the close of trading on May 28, 2021), and that all dividends are reinvested. Stockholder returns over the indicated period may not be indicative of future stockholder returns.
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
and Peer Group

250
200
150
100
50
0
05/28/2021
05/28/2022
05/27/2023
05/25/2024
05/31/2025
05/30/2026
Resources Connection, Inc.
Russell 3000
SIC Code 8742 - Management Consulting
Peer Group

*$100 invested on 5/28/2021 in stock or index, including reinvestment of dividends.

	May 28, 2021	May 28, 2022	May 27, 2023	May 25, 2024	May 31, 2025	May 30, 2026
Resources Connection, Inc.	$100.00	$128.92	$113.91	$85.11	$41.73	$39.00
Russell 3000	$100.00	$97.03	$98.86	$126.06	$141.83	$183.59
SIC Code 8742 - Management Consulting	$100.00	$102.16	$100.70	$124.65	$102.73	$76.63
Peer Group	$100.00	$108.70	$115.46	$150.35	$137.07	$118.11
Our customized peer group includes the following ten professional services companies that we believe reflect the competitive landscape in which we operate and acquire talent: Barrett Business Services, Inc.; CBIZ, Inc.; CRA International, Inc.; FTI Consulting, Inc.; Huron Consulting Group Inc.; ICF International, Inc.; Kforce, Inc.; Korn Ferry; MISTRAS Group, Inc.; and Heidrick & Struggles International, Inc. ("Heidrick"). Heidrick was delisted on December 10, 2025. Accordingly, Heidrick was included in the peer group analysis through its last trading date and reflected in the calculations up to that date.

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
Overview
Resources Global Professionals (“RGP,” “we" or “us”) is a global professional services firm based in Dallas, Texas (with offices worldwide) with three decades of experience helping the world’s top organizations navigate change and seize opportunity. With three integrated offerings — On-Demand Talent, Consulting, and Outsourced Services — we provide CFOs and other C-suite leaders with the flexibility to solve today's most pressing challenges. The Company’s principal markets of operations are North America, Europe & Asia Pacific.
We operate under the following reporting units: (i) On-Demand Talent, (ii) Consulting, (iii) Europe & Asia Pacific, and (iv) Outsourced Services. Our previous reportable segments included Sitrick, a crisis communications and public relations firm, which did not individually meet the quantitative thresholds to qualify as a reportable segment (disclosed as "All Other"). On May 2, 2026, we completed the sale of 100% of the membership interests of Sitrick Group, LLC (“Sitrick”), to Sitrick, LLC, an entity owned by one of the original founders of Sitrick Group, LLC. The Company initiated the sale in connection with its broader transformation initiative to simplify its business portfolio..As a result of the sale of Sitrick, the All Other segment was eliminated as of May 30, 2026. The Company has presented the results of the All Other segment through the date the sale was completed for the year ended May 30, 2026. Following the sale, the Company received no new income from Sitrick, other than rent payments on sub-leased office buildings, and had no further involvement or continuing influence over its operations.
Fiscal 2026 Strategic Focus Areas
In fiscal 2026, we focused and executed upon the following enterprise growth drivers:

•Expand cross-sell opportunities through our diversified services platform;
•Scale our high-value Consulting solutions and refocus On-Demand Talent offerings to address the evolving needs of our clients;
•Drive improvement in cost structure, simplify and optimize our business portfolio; and
•Further leverage value-based pricing to improve profitability.

Expand cross-sell opportunities through our diversified services platform – We offer a unique blend of services in On-Demand Talent, Consulting, and Outsourced Services, enabling high flexibility and high impact solutions for enterprises worldwide. This unique model is designed to meet clients’ evolving needs in a disrupted business environment. Our Consulting capability provides us with deeper visibility into our clients’ transformation agendas to drive greater opportunities for our On-Demand execution capabilities, while our agile talent base within our On-Demand business provides greater financial flexibility and better skill set alignment for our Consulting business. In our Outsourced Services business, we have and will continue to expand Countsy’s total addressable market beyond the start-up ecosystem to serve the finance, accounting and human resources needs surrounding spin-outs and carve-outs. In fiscal 2026, we made progress in broadening client relationships by cross-selling across our diversified service offerings and introducing complementary solutions as client needs evolve. We believe this will continue to enable us to deepen our partnerships with CFOs and other C-suite business leaders, strengthen client retention, and increase wallet share while positioning the Company as a long-term, trusted partner for transformation and performance improvement.

Scale our high-value Consulting solutions and refocus On-Demand offerings to address the evolving needs of our clients – In a volatile and rapidly shifting global economic environment, CFOs and business leaders need partners who combine expertise with flexibility. We continue to build strong relationships with C-suite leaders, to support their organizations’ transformation journeys with specialized on-demand expertise, high-value consulting, and integrated outsourced delivery. In fiscal 2026, we completed the integration of our consulting assets including Reference Point LLC

("Reference Point") into one cohesive consulting business unit. In addition, we have made focused investments to bring more sales capacity and depth to the consulting team and to further expand our service capabilities in Mergers and Acquisitions, Data Analytics and artificial intelligence ("AI"). Our core solutions are: enterprise resource planning ("ERP") and cloud finance systems modernization, financial planning and analysis enhancement, accounting close process optimization, SEC compliance, post acquisitions integration, enterprise risk management, data strategy and analytics, AI adoption and enterprise digital transformation. Concurrent to evolving our solutions to meet market demand, we have also made progress to evolve our talent strategy to modernize and refresh the skillsets within our consultant base, both bench and agile, to serve our clients across On-Demand or Consulting engagements, particularly in the area of technology and AI fluency.

Drive improvement in cost structure, simplify and optimize our business portfolio – As we execute strategic initiatives to improve our topline, we have also prioritized reducing our cost structure and maintaining ongoing cost discipline to deliver improved profitability. In fiscal 2026, we performed a comprehensive review of our operating model to redesign and streamline our cost structure, including simplification of business processes. In connection with this effort, we completed two workforce reductions affecting management and administrative roles improving our annual selling, general and administrative expenses ("SG&A") by $12.0 million to $14.0 million. In addition, as the result of our business portfolio review, we completed the sale of Sitrick in May 2026. Finally, we continue to improve the functionalities and user adoption of our recently implemented technology to achieve further operating efficiencies.

Further leverage value-based pricing – Building on the progress we made in previous fiscal years, we continued to advance our value-based pricing strategy to improve bill rates and pricing leverage, particularly in the Consulting business, as we pursue larger-scale, higher-value engagements that deliver measurable impact for clients.

Fiscal 2026 Developments

Management Changes

Effective November 3, 2025, Roger Carlile, a director of the Company, was appointed as the Company's President and Chief Executive Officer ("CEO"). In connection with his appointment, the Company entered into an employment agreement with Mr. Carlile with a term that extends through November 3, 2028 and will automatically renew annually thereafter. In October 2025, the Company's Board of Directors elected not to renew the "Period of Employment" under the Company's existing Employment Agreement, dated February 3, 2020 and as subsequently amended, with Kate W. Duchene, the Company's former President and CEO. Ms. Duchene stepped down as the Company’s President and CEO, and as a member of the Board, on November 2, 2025. She served as an Executive Advisor through January 3, 2026 to assist the Company and Mr. Carlile with the continuity of leadership. See Note 1 – Description of the Company and its Business in the Notes to Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding the severance benefits paid to Ms. Duchene.
On March 3, 2026, the Company entered into a Separation and General Release Agreement with Bhadreskumar Patel, the Company’s Chief Operating Officer ("COO"), that provided the last day of Mr. Patel’s employment by the Company would be May 15, 2026. See Note 1 – Description of the Company and its Business in the Notes to Consolidated Financial Statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding the severance benefits paid to Mr. Patel.

Company Transformation Initiative — Cost Structure Improvement
In fiscal 2026, the Company began a transformation initiative to redesign and streamline its operating model to achieve a reduced cost structure, as well as integrate Reference Point's consulting capabilities into the existing consulting business to form a more cohesive consulting segment (the "2026 Transformation Initiative"). As part of this initiative, we engaged a third-party advisor to assist us in conducting a comprehensive review of our global operations. In October 2025, in connection with this effort, we began certain workforce reductions affecting management and administrative roles, aimed at improving efficiency, reducing costs and streamlining operations (the "October RIF"). As disclosed in the Company's Form 8-K filed with the SEC on January 28, 2026, the Company began a second reduction in force under the 2026 Transformation Initiative in January 2026 (the "January RIF"). In addition to these reductions in force, the Company identified an opportunity for cost savings through exiting and subleasing certain office space. The Company recorded an impairment charge of $1.0 million in connection with the sublease.

Restructuring costs were $8.4 million and $5.1 million for the year ended May 30, 2026 and May 31, 2025, respectively. We expect our transformation efforts to be substantially complete in the first half of fiscal 2027, though the scope, timing, and impact of such actions may evolve as the review progresses.
Company Transformation Initiative — Simplification and Optimization of Business Portfolio
As a part of the transformation to simplify and optimize our business portfolio, on April 27, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sitrick and Sitrick, LLC (the “Buyer”), pursuant to which the Company agreed to sell 100% of the membership interests of Sitrick to the Buyer.

The Purchase Agreement provided for a cash purchase price equal to the agreed realizable value of Sitrick client receivables. The purchase price was subject to adjustments for the outstanding Sitrick client receivables as of the closing and the funding of certain Sitrick liabilities by the Company as of the closing. The purchase price amounted to $1.9 million. The Purchase Agreement also provided that the Company shall retain certain assets and liabilities of Sitrick, including all assets and liabilities related to certain office space lease agreements. The Company also agreed to pay Michael Sitrick, Sitrick’s chief executive officer, a cash payment of $4.0 million, which is equivalent to the cash severance that would have been payable under the terms of the employment agreement with Sitrick, and in connection with the closing of the transaction, to accelerate the vesting of any equity awards granted by the Company to continuing employees of Sitrick that are unvested and outstanding immediately prior to the closing. The sale was completed on May 2, 2026.
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
Certain clients may receive discounts (for example, volume discounts or rebates) to the amounts billed. These discounts or rebates are considered variable consideration. Management evaluates the facts and circumstances of each contract and client relationship to estimate the variable consideration, assessing the most likely amount to recognize and considering management’s expectation of the volume of services to be provided over the applicable period. Rebates are the largest component of variable consideration and are estimated using the most-likely-amount method prescribed by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods. Changes in estimates would result in cumulative catch-up adjustments and could materially impact our financial results. Rebates recognized as contra-revenue for the years ended May 30, 2026, May 31, 2025 and May 25, 2024 were $2.5 million, $2.2 million and $2.5 million, respectively.
Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We evaluate goodwill for impairment annually as of the first day of the fourth quarter, and whenever events indicate that it is more likely than not that the fair value of a reporting unit could be less than its carrying amount. In assessing the recoverability of goodwill, we make a series of assumptions including forecasted revenue and costs, estimates of future cash flows, discount rates and other factors, which require significant judgment. A potential impairment in the future, although a non-cash expense, could materially affect our financial results and financial condition.
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
In fiscal 2025, due to the presence of indicators of potential impairment, we performed quantitative goodwill impairment assessments in each of the fiscal quarters. See Note 4 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further discussion.

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
•Adjusted EBITDA is calculated as EBITDA excluding stock-based compensation expense, amortized ERP system costs, technology transformation costs, goodwill impairment, acquisition costs, gain on sale of assets, restructuring costs, executive transition costs, Sitrick related transaction costs, contingent consideration adjustment and other items we believe are not representative of the Company's core operations. We also present herein Adjusted EBITDA at the segment level as a measure used to assess the performance of our segments. Segment Adjusted EBITDA excludes certain shared corporate administrative costs that are not practical to allocate. See Note 18 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information.
•Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue.

Same-Day Constant Currency Revenue
Same-day constant currency revenue assists us in evaluating revenue trends on a more comparable and consistent basis. Revenue performance is primarily driven by change in billable hours and average bill rates; same-day constant currency revenue is presented to provide better comparability between reporting periods by eliminating the effects of foreign currency fluctuations and fiscal calendar differences. We believe this measure provides more clarity to our investors in evaluating our core operating performance.
The following table presents a reconciliation of same-day constant currency revenue, a non-GAAP financial measure, to revenue as reported in the Consolidated Statements of Operations, the most directly comparable GAAP financial measure, by segment (in thousands, except number of business days).

	For the Years Ended
	May 30, 2026				May 31, 2025
	(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$168,796	$(367)	$2,009	$170,438	$205,976
Consulting	159,796	(541)	1,882	161,137	219,215
Europe & Asia Pacific	75,139	(1,717)	1,320	74,742	77,602
Outsourced Services	39,206	-	467	39,672	39,618
All Other	9,069	-	108	9,177	8,920
Total Consolidated	$452,006	$(2,625)	$5,786	$455,166	$551,331

	For the Years Ended
Number of Business Days	May 30, 2026	May 31, 2025
	(Unaudited)	(Unaudited)
On-Demand Talent (1)	252	255
Consulting (1)	252	255
Europe & Asia Pacific (2)	250	254
Outsourced Services (1)	252	255
All Other (1)	252	255
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

	For the Years Ended
	May 30, 2026	% of Revenue (1)	May 31, 2025	% of Revenue (1)	May 25, 2024	% of Revenue (1)

Net income (loss)	$(40,601)	(9.0)%	$(191,780)	(34.8)%	$21,034	3.3%
Adjustments:
Amortization expense	3,829	0.8	5,880	1.1	5,378	0.9
Depreciation expense	1,325	0.3	1,868	0.3	3,050	0.5
Interest income, net	(615)	(0.1)	(544)	(0.1)	(1,064)	(0.2)
Income tax expense (benefit)	2,458	0.5	(4,295)	(0.8)	8,795	1.4
EBITDA	(33,604)	(7.5)	(188,871)	(34.3)	37,193	5.9
Stock-based compensation expense	6,356	1.4	6,754	1.2	5,732	0.9
Amortized ERP system costs (2)	2,807	0.6	1,287	0.2	-	-
Technology transformation costs (3)	-	-	5,474	1.0	6,901	1.1
Acquisition costs (4)	1,667	0.4	2,763	0.5	1,970	0.3
Goodwill impairment (5)	-	-	194,409	35.3	-	-
Gain on sale of assets (6)	-	-	(3,420)	(0.6)	-	-
Restructuring costs (7)	8,446	1.9	5,061	0.9	4,087	0.6
Executive transition costs (8)	12,232	2.7	-	-	-	-
Sitrick related transaction costs (9)	7,142	1.6	-	-	-	-
Contingent consideration adjustment (10)	-	-	-	-	(4,400)	(0.7)
Adjusted EBITDA	$5,046	1.1%	$23,457	4.3%	$51,483	8.1%
(1) The percentage of revenue may not foot due to rounding.

(2) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to newly implemented ERP system, which was recorded within SG&A expenses on the Consolidated Statements of Operations.

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

(4) Acquisition costs primarily represent costs included in net income (loss) related to the Company’s business acquisition of Reference Point. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplemental Data" for further discussion.

(5) Goodwill impairment charges recognized during the year ended May 31, 2025 were related to the On-Demand Talent, Consulting and Europe & Asia Pacific segments. See Note 4 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplemental Data" for further discussion.

(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.

(7) Restructuring costs during the year ended May 30, 2026 include employee termination costs incurred in workforce reductions, impairment of ROU asset, and non-recurring third-party consulting costs associated with the 2026 Transformation Initiative. Restructuring costs for the year ended May 31, 2025 related to the Company's global cost reduction plan, including a reduction in force intended to reduce costs and streamline operations, which were authorized in December 2024 and May 2025 (the "2025 Restructuring Plan"). Restructuring costs for the year ended May 25, 2024 related to the Company's cost reduction plan, including a reduction in force, which was authorized in October 2023, and was substantially completed during fiscal 2024 (the "U.S. Restructuring Plan").

(8) Executive transition costs represent non-recurring costs incurred in connection with the separation of the Company's former CEO and former COO. These costs include $7.6 million of cash severance and $4.6 million of non-cash stock compensation expense reflecting the acceleration of equity awards pursuant to ASC 718 – Compensation - Stock Compensation (“ASC 718”).

(9) Sitrick related transaction costs represent $4.1 million of severance expense incurred in connection with the sale of Sitrick, $2.4 million of loss on the sale of Sitrick, consisting of a $1.5 million non-cash impairment on right-of-use assets and a $0.9 million loss, and $0.6 million of non-cash stock compensation expense reflecting the acceleration of equity awards.

(10) Contingent consideration adjustment related to the remeasurement of contingent liabilities related to the acquisition of CloudGo Pte Ltd. and its subsidiaries (collectively, "CloudGo").
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

Results of Operations
The following table set forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue below. The fiscal year ended May 30, 2026 consisted of 52 weeks, the fiscal year ended May 31, 2025 consisted of 53 weeks, and the fiscal year ended May 25, 2024 consisted of 52 weeks (in thousands, except percentages).

	For the Years Ended
	May 30, 2026	% of Revenue (1)	May 31, 2025	% of Revenue (1)	May 25, 2024	% of Revenue (1)
Revenue	$452,006	100.0%	$551,331	100.0%	$632,801	100.0%
Cost of services	282,326	62.5	343,907	62.4	386,733	61.1
Gross profit	169,680	37.5	207,424	37.6	246,068	38.9
Selling, general and administrative expenses	202,791	44.9	202,024	36.6	208,864	33.0
Goodwill impairment	-	-	194,409	35.3	-	-
Amortization expense	3,829	0.8	5,880	1.1	5,378	0.9
Depreciation expense	1,325	0.3	1,868	0.3	3,050	0.5
Income (loss) from operations	(38,265)	(8.5)	(196,757)	(35.7)	28,776	4.5
Interest income, net	(615)	(0.1)	(544)	(0.1)	(1,064)	(0.2)
Other (income) expense	493	0.1	(138)	-	11	-
Income (loss) before income tax expense (benefit)	(38,143)	(8.4)	(196,075)	(35.6)	29,829	4.7
Income tax expense (benefit)	2,458	0.5	(4,295)	(0.8)	8,795	1.4
Net income (loss)	$(40,601)	(9.0)%	$(191,780)	(34.8)%	$21,034	3.3%
(1) The percentage of revenue may not foot due to rounding.
Year Ended May 30, 2026 Compared to Year Ended May 31, 2025
Revenue
Revenue decreased $99.3 million, or 18.0%, to $452.0 million for the year ended May 30, 2026 from $551.3 million for the year ended May 31, 2025. On a same-day constant currency basis, revenue during fiscal 2026 decreased 17.4%, compared to fiscal 2025. Billable hours decreased 17.5% and the average bill rate decreased 0.9% (or 1.5% on a constant currency basis) during the year ended May 30, 2026 compared to the year ended May 31, 2025.
The decline in billable hours was primarily attributable to softer demand for traditional operational accounting skills within our On-Demand Talent segment as clients continue to adopt AI and automation as well as longer sales cycle within our Consulting projects. While enterprise average bill rate declined year over year driven by a shift in revenue mix towards regions with lower average bill rates, average bill rates in the U.S. improved by 2.4% reflecting our continued focus on value-based pricing and increased pricing power within our consulting segment as we expand our service capabilities to deliver more impactful solutions.

Cost of Services

Cost of services decreased $61.6 million, or 17.9%, to $282.3 million during fiscal 2026 from $343.9 million for fiscal 2025. The decrease in cost of services was primarily attributable to a 17.5% decline in billable hours and a decrease of 2.4% in the average pay rate during the year ended May 30, 2026.

Cost of services as a percentage of revenue was 62.5% for fiscal 2026 compared to 62.4% for fiscal 2025.

The number of agile consultants on assignment as of May 30, 2026 was 2,026 compared to 2,445 as of May 31, 2025. The average number of salaried consultants as of the year ended May 30, 2026 was 389 compared to 438 as of the year ended May 31, 2025.
Selling, General and Administrative Expenses
SG&A expenses were $202.8 million, or 44.9% of revenue, for the year ended May 30, 2026 compared to $202.0 million, or 36.6% of revenue, for the year ended May 31, 2025. The $0.8 million increase in SG&A expenses year-over-year was primarily attributed to $12.2 million of costs associated with the separation of the Company's former Chief Executive Officer and former COO, and $4.6 million of severance and stock-based compensation expense incurred in connection with the sale of Sitrick, a $3.4 million gain on the sale of the Irvine office building during fiscal 2025 with no comparable activity occurring during fiscal 2026, a $3.4 million increase in restructuring charges primarily related to an additional RIF in fiscal 2026, and a $2.4 million loss on the sale of Sitrick. These increases were largely offset by a $9.5 million decrease in employee compensation and benefits costs following the reduction in force in fiscal 2025 and most recently in connection with the October RIF and the January RIF, a $5.5 million decrease in technology transformation costs primarily associated with the completion of our North America technology implementation during fiscal 2025, a $3.3 million decrease in costs associated with the internal use of consultants that supported various internal business initiatives, a $1.8 million decrease in travel related expenses, a $1.6 million decrease in occupancy expenses, a $1.0 million decrease in acquisition costs a $0.9 million decrease in variable employee compensation as a result of financial performance, a $0.9 million decrease in professional services fees, and a $0.8 million decrease related to other general and administrative costs due to our efforts to achieve an improved cost structure.
Management and administrative headcount was 591 at the end of fiscal 2026 and 662 at the end of fiscal 2025. Management and administrative headcount includes full-time equivalent headcount for our seller-doer group, which is determined by utilization levels achieved by the seller-doers. Any unutilized time is converted to full-time equivalent headcount.
Goodwill Impairment
No goodwill impairment was recorded during fiscal 2026. During the year ended May 31, 2025, there were indicators of potential impairment in each of the fiscal quarters related to a combination of business performance and decline in share price. As a result, the Company conducted four interim quantitative goodwill impairment assessments for each reporting segment during the year ended May 31, 2025, as a result of which the Company recorded an aggregate impairment charge of $194.4 million. See Note 4 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further information.
Income Taxes
Income tax expense was $2.5 million (effective tax rate of 6.4%) for the year ended May 30, 2026 compared to income tax benefit of $4.3 million (effective tax rate of 2.2%) for the year ended May 31, 2025.

The income tax expense in fiscal 2026 was primarily attributable to income tax expense from profitable foreign jurisdictions, while losses in certain domestic and foreign jurisdictions do not result in a tax benefit due to the existence of valuation allowances. The income tax benefit in fiscal 2025 was primarily attributed to the Company’s consolidated pretax loss, reduced by the permanent disallowance of a portion of the goodwill impairment for tax purposes and the establishment of a valuation allowance on the Company's domestic and United Kingdom net deferred tax assets.

We reviewed the components of both book and taxable income to prepare the tax provision. There can be no assurance that our effective tax rate will remain constant in the future due to changes in the mix of income earned or losses incurred in jurisdictions with differing statutory tax rates, changes in the valuation of our deferred tax assets or liabilities, and the fluctuations in our stock price and stock-based compensation expense. Based upon ongoing economic circumstances and our business performance, management has currently reserved against deferred tax assets in our domestic and certain foreign jurisdictions, and will continue to monitor the need to record additional or release existing valuation allowances in the future. Realization of the currently reserved deferred tax assets is dependent upon generating sufficient future taxable income of the appropriate character in the domestic and foreign territories.

As of May 30, 2026, we have recorded an estimated deferred tax liability of approximately $0.2 million in relation to the portion of undistributed earnings that are expected to be repatriated in the foreseeable future. We have maintained the position of being indefinitely reinvested in the remainder of our foreign subsidiaries’ earnings. Management’s indefinite reinvestment position is supported by:

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
Operating Results of Segments
The Company's operating segments are as follows:

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
Each of these segments reports through separate segment managers to the Company's Chief Executive Officer, who is designated as the Chief Operating Decision Maker for segment reporting purposes. The Company's reportable segments are comprised of On-Demand Talent, Consulting, Europe & Asia Pacific, and Outsourced Services. Sitrick did not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed under the “All Other” segment. The Company has presented the results of the All Other segment through the date the sale of Sitrick was completed for the year ended May 30, 2026. Following the sale, the Company received no new income from Sitrick, other than rent received for the sub-lease of office buildings, and had no further involvement or continuing influence over its operations. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment.
The following table presents our operating results by segment for years ended May 30, 2026, May 31, 2025, and May 25, 2024 respectively (in thousands). Revenue information by segment, on a GAAP basis and on a same-day constant currency basis, is set forth above under “Non-GAAP Financial Measures – Same Day Constant Currency Revenue.”

	For the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024
Adjusted EBITDA:
On-Demand Talent	$14,415	$17,116	$31,673
Consulting	13,502	31,718	38,420
Europe & Asia Pacific	3,470	4,478	5,289
Outsourced Services	7,568	7,581	7,641
All Other	(519)	(1,838)	(675)
Unallocated items (1)	(33,390)	(35,598)	(30,865)
Adjustments:
Stock-based compensation expense	(6,356)	(6,754)	(5,732)
Amortized ERP system costs (2)	(2,807)	(1,287)	-
Technology transformation costs (3)	-	(5,474)	(6,901)
Acquisition costs (4)	(1,667)	(2,763)	(1,970)
Goodwill impairment (5)	-	(194,409)	-
Gain on sale of assets (6)	-	3,420	-
Restructuring costs (7)	(8,446)	(5,061)	(4,087)
Executive transition costs (8)	(12,232)	-	-
Sitrick related transaction costs (9)	(7,142)	-	-
Contingent consideration adjustment (10)	-	-	4,400
Amortization expense	(3,829)	(5,880)	(5,378)
Depreciation expense	(1,325)	(1,868)	(3,050)
Interest income, net	615	544	1,064
Income (loss) before income tax expense (benefit)	(38,143)	(196,075)	29,829
Income tax expense (benefit)	(2,458)	4,295	(8,795)
Net income (loss)	$(40,601)	$(191,780)	$21,034
(1) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.
(2) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to newly implemented ERP system, which was recorded within SG&A expenses on the Consolidated Statements of Operations.
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
(4) Acquisition costs primarily represent costs included in net income (loss) related to the Company’s business acquisition of Reference Point. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 3 – Acquisitions and Dispositions in the Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplemental Data"for further discussion.
(5) Goodwill impairment charges recognized during the year ended May 31, 2025 were related to the On-Demand Talent, Consulting and Europe & Asia Pacific segments. See Note 4 – Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplemental Data" for further discussion.
(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.

(7) Restructuring costs during the year ended May 30, 2026 include employee termination costs incurred in workforce reductions, impairment of ROU asset in connection with reduction in office footprint, and non-recurring third-party consulting costs associated with the 2026 Transformation Initiative. Restructuring costs for the year ended May 31, 2025 related to the 2025 Restructuring Plan. Restructuring costs for the year ended May 25, 2024 related to the Company's cost reduction plan, including a reduction in force, which was authorized in October 2023, and was substantially completed during fiscal 2024.
(8) Executive transition costs represent non-recurring costs incurred in connection with the separation of the Company's former CEO and former COO. These costs include $7.6 million of cash severance and $4.6 million of non-cash stock compensation expense reflecting the acceleration equity awards pursuant to ASC 718.
(9) Sitrick related transaction costs represent $4.1 million of severance expense incurred in connection with the sale of Sitrick, $2.4 million of loss on the sale of Sitrick, consisting of a $1.5 million non-cash impairment on right-of-use assets and a $0.9 million loss, and $0.6 million of non-cash stock compensation expense reflecting the acceleration of equity awards.
(10) Contingent consideration adjustment related to the remeasurement of contingent liabilities related to the acquisition of CloudGo Pte Ltd. and its subsidiaries (collectively, "CloudGo").
Revenue by Segment
On-Demand Talent – Revenue in the On-Demand Talent segment declined by $37.2 million or 18.1% (17.3% on a constant currency basis), to $168.8 million during the year ended May 30, 2026 compared to $206.0 million during the year ended May 31, 2025 due primarily to a decrease of 19.8% in billable hours partially offset by a 2.1% (or 1.9% on a constant currency basis) increase in average bill rate.
The Company experienced softer demand in traditional accounting and finance roles as clients increasingly adopt AI and automation, although the market for on-demand resourcing showed signs of stabilization in the second half of the fiscal year. The Company remains focused on evolving the on-demand talent base and skillset to align with changing market demand. The improvement in average bill rate was the result of the Company’s continued focus on pricing discipline.

Consulting – Revenue in the Consulting segment declined by $59.4 million or 27.1% (26.5% on a constant currency basis), to $159.8 million during the year ended May 30, 2026 compared to $219.2 million during the year ended May 31, 2025. The decline was primarily due to a 31.0% decrease in billable hours, partially offset by a 5.7% (or 5.4% on a constant currency basis) increase in the average bill rate. The decline in billable hours reflected slower sale execution during the fiscal year coupled with longer sales cycles for consulting projects, while average bill rates continue to increase due to pricing discipline and higher value consulting projects.

Europe & Asia Pacific – Revenue in the Europe & Asia Pacific segment declined by $2.5 million or 3.2% (3.7% on a constant currency basis), to $75.1 million during the year ended May 30, 2026 compared to $77.6 million during the year ended May 31, 2025. The decline was primarily due to a 3.8% decrease in billable hours, partially offset by a 0.5% increase in the average bill rate. Adjusting for currency impact, average bill rate decreased by 1.8% year over year, reflecting pricing pressure in Europe.

Outsourced Services – Revenue in the Outsourced Services segment decreased by $0.4 million or 1.0% to $39.2 million during the year ended May 30, 2026 compared to $39.6 million during the year ended May 31, 2025. The decrease is primarily due to a 2.3% decrease in the average bill rate, partially offset by a 0.2% increase in billable hours.

All Other – Revenue in the All Other segment increased by $0.1 million or 1.7% to $9.1 million during the year ended May 30, 2026 compared to $8.9 million during the year ended May 31, 2025

Adjusted EBITDA by Segment
On-Demand Talent – The On-Demand Talent segment’s Adjusted EBITDA decreased by $2.7 million or 15.8%, to $14.4 million for the year ended May 30, 2026, compared to $17.1 million for the year ended May 31, 2025. The decrease is attributed to a decrease in gross profit of $13.5 million largely resulting from revenue decline, partially offset by a decrease in segment expenses of $10.8 million. The improvement in SG&A expenses was primarily due to lower employee compensation expense, following our reductions in force in fiscal 2025 and most recently in connection with the January RIF and the October RIF.

Consulting – The Consulting segment’s Adjusted EBITDA decreased by $18.2 million or 57.4%, to $13.5 million for the year ended May 30, 2026, compared to $31.7 million for the year ended May 31, 2025. The decrease is attributed to a decrease in gross profit of $24.7 million largely resulting from revenue decline, partially offset by a decrease in segment expenses of $6.5 million. This improvement in SG&A expenses was primarily due to lower employee compensation expense following our reduction in force in fiscal 2025 and most recently in connection with the January RIF and the October RIF.
Europe & Asia Pacific – The Europe & Asia Pacific segment’s Adjusted EBITDA decreased by $1.0 million or 22.5%, to $3.5 million for the year ended May 30, 2026, compared to $4.5 million for the year ended May 31, 2025. The decrease is attributed to a decrease in gross profit of $0.7 million and an increase in segment expenses of $0.3 million.

Outsourced Services – The Outsourced Services segment’s Adjusted EBITDA of $7.6 million for the year ended May 30, 2026 remained flat compared to the year ended May 31, 2025.
All Other – The All Other segment's Adjusted EBITDA improved by $1.3 million or 71.8% to $(0.5) million for the year ended May 30, 2026 compared to $(1.8) million for the year ended May 31, 2025. The increase is attributed to a decrease in segment expenses of $0.6 million and an increase in gross profit of $0.7 million.
Year Ended May 31, 2025 Compared to Year Ended May 25, 2024
For a comparison of our results of operations at the consolidated level for the years ended May 31, 2025 and May 25, 2024, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the SEC on July 28, 2025 (File No. 0-32113).
Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, our senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and purchases under the Company's ESPP. During fiscal 2026, we generated positive cash flow from operations and have generated positive cash flows from operations on an annual basis since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on customer demand and global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. As of May 30, 2026, we had $82.4 million of cash and cash equivalents, including $34.4 million held in international operations.

From November 12, 2021 to July 2, 2025, the Company had a revolving credit facility with Bank of America, N.A., pursuant to the terms of the credit agreement dated November 12, 2021 by the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “2021 Credit Facility”). The Company terminated the 2021 Credit Facility on July 2, 2025 and entered into a new credit agreement dated July 2, 2025 by and among the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, with the lenders that are party thereto and Bank of America, N.A. as administrative agent, L/C issuer and swingline lender (the “2025 Credit Facility”) As of May 30, 2026, the Company had no debt outstanding under the 2025 Credit Facility, had $0.7 million of letters of credit outstanding under the 2025 Credit Facility and was not in compliance with all financial covenants under the 2025 Credit Facility as of such date.

The Company terminated the 2025 Credit Facility on July 13, 2026 and on July 15, 2026, the Company and Resources Connection LLC, as borrowers, and all of the Company’s other domestic subsidiaries, as guarantors, entered into a Revolving Credit, Guaranty and Security Agreement with the lenders that are party thereto and PNC Bank, National Association, as agent for the Lenders (the “2026 Credit Facility”). See Note 19 – Subsequent Events in the Notes to

Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information regarding the 2026 Credit Facility. As of July 15, 2026, no borrowings were outstanding under the 2026 Credit Facility.

As of May 30, 2026, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, had another revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Company terminated the Beijing Revolver on July 13, 2026. As of May 30, 2026, the Company had no debt outstanding under the Beijing Revolver.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Such costs primarily include software licensing fees and other costs in areas including change management and training. We believe our current cash, ongoing cash flows from our operations and funding available under our 2026 Credit Facility will provide sufficient funds for these initiatives. As of May 30, 2026, we have non-cancellable purchase obligations totaling $9.5 million, which primarily consist of payments pursuant to the licensing arrangements that we have entered into: $3.6 million due during fiscal 2027; $4.6 million due during fiscal 2028; and $1.2 million due during fiscal 2029. We lease office space under non-cancelable operating leases with various expiration dates. See Note 6 - Leases in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our future minimum commitments related to our operating leases.

We pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our Board of Directors. Most recently, on April 28, 2026, our Board of Directors approved a cash dividend of $0.07 per share of our common stock, payable on June 19, 2026 to stockholders of record at the close of business on May 21, 2026. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the 2026 Credit Facility and other agreements, and other factors deemed relevant by our Board of Directors.

As described under "Market Trends and Uncertainties" above, demand for professional services has become increasingly selective, which has resulted in variability in demand across service offerings and uncertain macroeconomic conditions including heightened geopolitical tensions (including the recent Iran conflict), fluctuations in currency exchange rates, recent government and policy changes implemented in the United States, and tariff actions and uncertainties related to trade wars have created significant uncertainty in the global economy, which have adversely impacted, and may continue to adversely impact, our financial results, operating cash flows and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making additional strategic acquisitions or dispositions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our 2026 Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

Beyond the next 12 months, if we require additional capital resources to grow our business, either organically or through acquisitions, we may seek to sell additional equity securities, increase the use of our 2026 Credit Facility, expand the size of our 2026 Credit Facility or raise additional debt. In addition, if we decide to make additional share repurchases, we may fund these through existing cash balances or the use of our 2026 Credit Facility. The sale of additional equity securities or certain forms of debt financing could result in additional dilution to our stockholders. Our ability to secure additional financing in the future, if needed, will depend on several factors. These include our future profitability and the overall condition of the credit markets. Notwithstanding these considerations, we expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Operating Activities, Fiscal 2026 and 2025

Operating activities provided cash of $1.4 million in fiscal 2026 compared to $18.9 million in fiscal 2025. The cash provided by operations during fiscal 2026 was primarily due to a net loss of $40.6 million, which was partially offset by non-cash adjustments of $27.3 million (resulting primarily from $11.6 million adjustment in non-cash stock-based compensation). Additionally, during fiscal 2026, net favorable changes in operating assets and liabilities totaled $14.8 million, primarily consisting of a $23.4 million decrease in trade accounts receivable, a $3.2 million decrease in income taxes receivable and a $3.2 million decrease in other assets. This favorable change was partially offset by a $12.5 million decrease in accrued salaries and related obligations, mainly due to the timing of our pay cycle and a $1.8 million decrease in accounts payable and accrued expenses.

During fiscal 2025, cash provided by operations was primarily due to a net loss of $191.8 million, offset by non-cash adjustments of $206.6 million, which included a $194.4 million non-cash goodwill impairment charge. Additionally, during fiscal 2025, net favorable changes in operating assets and liabilities totaled $4.0 million, primarily consisting of a $10.4 million decrease in trade accounts receivable and a $3.1 million increase in accrued salaries and related obligations, mainly due to the timing of our pay cycle. This favorable change was partially offset by a $4.0 million decrease in other liabilities, a $3.6 million increase in prepaid expenses and other assets and a $1.2 million decrease in accounts payable and accrued expenses.

Investing Activities, Fiscal 2026 and 2025

Net cash provided by investing activities was $1.1 million in fiscal 2026 compared to net cash used of $13.6 million in fiscal 2025. Net cash provided by investing activities during fiscal 2026 was primarily related to $1.9 million in net proceeds from the sale of Sitrick assets, partially offset by $0.8 million of cash used for leasehold improvements and computer equipment.

Net cash used in investing activities during fiscal 2025 was primarily related to the net $23.2 million of cash used for the acquisition of Reference Point and $2.7 million of cash used for the development of internal-use software and acquisition of property and equipment, partially offset by the $12.3 million in net proceeds from the sale of the Irvine office building.

Financing Activities, Fiscal 2026 and 2025

Net cash used in financing activities totaled $7.5 million during fiscal 2026 compared to $27.7 million during fiscal 2025. Net cash used in financing activities during fiscal 2026 consisted of cash dividend payments of $9.4 million and $0.3 million of debt issuance costs, which were partially offset by $2.2 million in proceeds received from ESPP share purchases and employee stock option exercises.

Net cash used in financing activities during fiscal 2025 consisted of $13.0 million to purchase 1,382,820 shares of common stock on the open market and cash dividend payments of $18.6 million; these uses were partially offset by $3.9 million in proceeds received from ESPP share purchases and employee stock option exercises.
For a comparison of our cash flow activities for the years ended May 31, 2025 and May 25, 2024, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the SEC on July 28, 2025 (File No. 0-32113).
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk. We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents and our borrowings under the 2026 Credit Facility (which became effective July 15, 2026 following the termination of the 2025 Credit Facility) that bear interest at a variable market rate.
As of May 30, 2026, we had approximately $82.4 million of cash and cash equivalents and no borrowings under the 2025 Credit Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would have reduced our interest income but would not have had a material impact on our consolidated financial position or results of operations.
We may become exposed to interest rate risk related to fluctuations in the Term SOFR rate used under our 2026 Credit Facility. See “Liquidity and Capital Resources” above and Note 8 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further discussion about the interest rate on our 2026 Credit Facility. We currently have no borrowings outstanding under our 2026 Credit Facility.
Foreign Currency Exchange Rate Risk. For the year ended May 30, 2026, approximately 20.1% of our revenues were generated outside of the U.S. compared to approximately 18.2% of our revenues for the year ended May 31, 2025. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.
Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 58.2% of our cash and cash equivalents balances as of May 30, 2026 were denominated in U.S. dollars. The remaining amount of approximately 41.8% was comprised primarily of cash balances translated from Euros, Mexican Pesos, Canadian Dollar, Chinese Yuan, Indian Rupee, Japanese Yen and British Pound Sterling. This compares to approximately 54.2% of our cash and cash equivalents balances as of May 31, 2025 that were denominated in U.S. dollars and approximately 45.8% that were comprised primarily of cash balances translated from Euros, Mexican Pesos, Canadian Dollar, Chinese Yuan, Indian Rupee, Japanese Yen and British Pound Sterling. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.
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
RESOURCES CONNECTION, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Resources Connection, Inc. and its subsidiaries (the Company) as of May 30, 2026, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year in the period ended May 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 30, 2026, and the results of its operations and its cash flows for the year in the period ended May 30, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 24, 2026 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue recognition

Description of the Matter	The Company generates substantially all its revenues providing professional consulting services to its clients. As described in Note 2 to the consolidated financial statements, revenues are recognized when control of the promised service is transferred to the Company’s clients, in an amount that reflects the consideration expected in exchange for the services rendered. Revenues for the vast majority of the Company’s contracts are recognized over time, based on hours worked by the Company’s professionals. The performance of the agreed-to service over time is the single performance obligation for revenues.

Auditing revenue recognition was especially challenging due to the high degree of audit effort resulting from the volume of transactions, reliance on data generated from multiple systems, and a greater degree of audit judgement needed to test the underlying data supporting management's revenue calculations.

How We Addressed the Matter in Our Audit	Addressing the matter involved audit procedures that included, among others (i) evaluating the recognition of revenue transactions by testing the issuance and settlement of invoices, tracing transactions not settled to a detailed listing of accounts receivable or unbilled receivables, and testing the completeness and accuracy of data that was used in the revenue calculations; (ii) performing data analytics to evaluate the recognition of revenue; and (iii) testing a sample of contracts to assess whether revenue recognition terms were appropriately considered, performance obligations were properly identified, and revenue was recognized as services were rendered.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2025.

Irvine, California

July 24, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Resources Connection, Inc. and subsidiaries (the Company) as of May 31, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows, for each of the two years in the period ended May 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company’s auditor from 2012 to 2025.

Irvine, California
July 28, 2025

RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	May 30, 2026	May 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$82,372	$86,147
Trade accounts receivable, net of allowances of $1,339 and $2,603 as of May 30, 2026 and May 31, 2025, respectively	71,923	99,210
Prepaid expenses and other current assets	10,551	10,246
Income taxes receivable	4,708	8,083
Total current assets	169,554	203,686
Goodwill	28,757	28,757
Intangible assets, net	15,150	18,978
Property and equipment, net	3,441	4,423
Operating right-of-use assets	17,289	22,551
Deferred tax assets	9,346	9,280
Other non-current assets	13,862	17,013
Total assets	$257,399	$304,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$12,024	$13,902
Accrued salaries and related obligations	37,398	47,931
Operating lease liabilities, current	4,566	5,149
Other liabilities	13,467	8,420
Total current liabilities	67,455	75,402
Operating lease liabilities, non-current	17,956	20,156
Deferred tax liabilities	192	92
Other non-current liabilities	2,022	1,957
Total liabilities	87,625	97,607
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 70,000 shares authorized; 38,295 and 37,027 shares issued, and 34,440 and 33,075 shares outstanding as of May 30, 2026 and May 31, 2025, respectively	383	370
Additional paid-in capital	412,770	400,180
Accumulated other comprehensive loss	(16,741)	(17,863)
Accumulated deficit	(174,256)	(121,575)
Treasury stock at cost, 3,855 and 3,952 shares as of May 30, 2026 and May 31, 2025, respectively	(52,382)	(54,031)
Total stockholders’ equity	169,774	207,081
Total liabilities and stockholders’ equity	$257,399	$304,688
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024
Revenue	$452,006	$551,331	$632,801
Cost of services	282,326	343,907	386,733
Gross profit	169,680	207,424	246,068
Selling, general and administrative expenses	202,791	202,024	208,864
Goodwill impairment	-	194,409	-
Amortization expense	3,829	5,880	5,378
Depreciation expense	1,325	1,868	3,050
Income (loss) from operations	(38,265)	(196,757)	28,776
Interest income, net	(615)	(544)	(1,064)
Other (income) expense	493	(138)	11
Income (loss) before income tax expense (benefit)	(38,143)	(196,075)	29,829
Income tax expense (benefit)	2,458	(4,295)	8,795
Net income (loss)	$(40,601)	$(191,780)	$21,034

Net income (loss) per common share:
Basic	$(1.21)	$(5.80)	$0.63
Diluted	$(1.21)	$(5.80)	$0.62

Weighted-average number of common and common equivalent shares outstanding:
Basic	33,551	33,063	33,445
Diluted	33,551	33,063	33,895

Cash dividends declared per common share	$0.28	$0.49	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024

Net income (loss)	$(40,601)	$(191,780)	$21,034
Foreign currency translation adjustment, net of tax	1,122	(150)	(423)
Total comprehensive income (loss)	$(39,479)	$(191,930)	$20,611
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Other Comprehensive Loss	Retained Earnings (Accumulated deficit)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances as of May 27, 2023	35,545	$355	$378,657	2,070	$(34,850)	$(17,290)	$87,648	$414,520
Exercise of stock options	32	1	451	-	-	-	-	452
Stock-based compensation expense	-	-	5,703	-	-	-	-	5,703
Issuance of common stock purchased under Employee Stock Purchase Plan	456	5	5,646	-	-	-	-	5,651
Issuance of restricted stock	75	1	(1)	(38)	648	-	(648)	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	86	1	(1,336)	-	-	-	-	(1,335)
Cash dividends declared ($0.56 per share)	-	-	-	-	-	-	(18,839)	(18,839)
Repurchase of common stock	-	-	-	606	(8,000)	-	-	(8,000)
Dividend equivalents on equity awards	-	-	600	-	-	-	(600)	-
Currency translation adjustment	-	-	-	-	-	(423)	-	(423)
Net income for the year ended May 25, 2024	-	-	-	-	-	-	21,034	21,034
Balances as of May 25, 2024	36,194	$363	$389,720	2,638	$(42,202)	$(17,713)	$88,595	$418,763
Exercise of stock options	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,249	-	-	-	-	7,249
Issuance of common stock purchased under Employee Stock Purchase Plan	493	4	3,910	-	-	-	-	3,914
Issuance of restricted stock	80	1	(1)	(69)	1,170	-	(1,170)	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	260	2	(1,639)	-	-	-	-	(1,637)
Cash dividends declared ($0.49 per share)	-	-	-	-	-	-	(16,282)	(16,282)
Repurchase of common stock	-	-	-	1,383	(12,999)	-	-	(12,999)
Dividend equivalents on equity awards	-	-	938	-	-	-	(938)	-
Currency translation adjustment	-	-	3	-	-	(150)	-	(147)
Net loss for the year ended May 31, 2025	-	-	-	-	-	-	(191,780)	(191,780)
Balances as of May 31, 2025	37,027	$370	$400,180	3,952	$(54,031)	$(17,863)	$(121,575)	$207,081
Stock-based compensation expense	-	-	11,354	-	-	-	-	11,354
Issuance of common stock purchased under Employee Stock Purchase Plan	527	5	2,207	-	-	-	-	2,212
Issuance of restricted stock	-	-	-	(97)	1,649	-	(1,649)	-
Issuance of common stock upon vesting of restricted stock units, net shares withheld to cover taxes	741	8	(1,941)	-	-	-	-	(1,933)
Cash dividends declared ($0.28 per share)	-	-	-	-	-	-	(9,461)	(9,461)
Dividend equivalents on equity awards	-	-	970	-	-	-	(970)	-
Currency translation adjustment	-	-	-	-	-	1,122	-	1,122
Net loss for the year ended May 30, 2026	-	-	-	-	-	-	(40,601)	(40,601)
Balances as of May 30, 2026	38,295	$383	$412,770	3,855	$(52,382)	$(16,741)	$(174,256)	$169,774
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024
Cash flows from operating activities:
Net income (loss)	$(40,601)	$(191,780)	$21,034
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	5,154	7,748	8,428
Amortization of right-of-use assets	5,178	5,871	6,618
Stock-based compensation expense	11,583	6,754	5,732
Contingent consideration adjustment	-	-	(4,400)
Loss on sale of Sitrick	2,450	-	-
(Gain) loss on sale of assets	-	(3,687)	574
Goodwill impairment	-	194,409	-
Impairment of right-of-use assets	906	-	-
Adjustment to allowances	1,257	1,239	137
Deferred income taxes	303	(6,305)	440
Other, net	443	612	336
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	23,372	10,416	29,631
Prepaid expenses and other current assets	(470)	(3,604)	(766)
Income taxes	3,195	(545)	(3,252)
Other assets	3,235	(83)	(9,862)
Accounts payable and other accrued expenses	(1,785)	(1,209)	305
Accrued salaries and related obligations	(12,526)	3,078	(24,531)
Other liabilities	(267)	(4,015)	(8,505)
Net cash provided by operating activities	1,427	18,899	21,919

Cash flows from investing activities:
Net proceeds from the sale of assets	-	12,309	-
Proceeds from the sale of Sitrick	1,885	-	-
Acquisition of Reference Point, net of cash acquired	-	(23,169)	-
Acquisition of CloudGo, net of cash acquired	-	-	(7,411)
Investments in property and equipment and internal-use software	(808)	(2,711)	(1,143)
Net cash provided by (used in) investing activities	1,077	(13,571)	(8,554)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	-	465
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,212	3,914	5,651
Repurchase of common stock	-	(12,999)	(8,000)
Payment of debt issuance costs	(343)	-	-
Payment of cash dividends	(9,395)	(18,646)	(18,825)
Net cash used in financing activities	(7,526)	(27,731)	(20,709)

Effect of exchange rate changes on cash	1,247	(342)	(548)
Net decrease in cash	(3,775)	(22,745)	(7,892)
Cash and cash equivalents at beginning of period	86,147	108,892	116,784
Cash and cash equivalents at end of period	$82,372	$86,147	$108,892

Supplemental cash flow disclosures
Income taxes paid (refund), net	$(1,206)	$2,353	$11,161
Interest paid	$158	$354	$352
Non-cash investing and financing activities
Capitalized leasehold improvements paid directly by landlord	$-	$1,095	$-
Dividends declared, not paid	$2,401	$2,317	$4,695
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
The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. Fiscal year 2026 consisted of four 13-week quarters for a total of 52 weeks. Fiscal year 2025 consisted of three 13-week quarters and one 14-week fourth quarter for a total of 53 weeks. Fiscal 2024 consisted of four 13-week quarters for a total of 52 weeks.
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
On March 3, 2026, the Company entered into a Separation and General Release Agreement (the "Separation Agreement") with Bhadreskumar Patel, the Company’s Chief Operating Officer ("COO"), that provided the last day of Mr. Patel’s employment by the Company was May 15, 2026 (the “Separation Date”). Mr. Patel received the following severance benefits in connection with the Separation Agreement: (i) a lump sum cash payment of $1,650,000; (ii) a lump sum cash payment that approximates Mr. Patel’s cost to continue healthcare coverage under COBRA for eighteen months following the Separation Date; and (iii) accelerated vesting of all of Mr. Patel’s then-outstanding and unvested Company equity awards, including restricted stock units and performance-based restricted stock units (with performance-based restricted stock units vesting at the applicable “target” number of shares subject to the award), and the full term to exercise any outstanding Company stock options.
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

Reporting Segments
The Company's reportable segments are comprised of On-Demand Talent, Consulting, Europe & Asia Pacific, and Outsourced Services. See Note 18 — Segment Information and Enterprise Reporting for additional information on these segments. Each segment reports through separate segment managers to the Company's CEO, who is designated as the Chief Operating Decision Maker ("CODM") for segment reporting purposes. Each of these segments represents a reporting unit for the purposes of assessing goodwill for impairment.
The Company's previous reportable segments included Sitrick, a crisis communications and public relations firm, which did not individually meet the quantitative thresholds to qualify as a reportable segment (disclosed as "All Other"). On April 7, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sitrick Group, LLC (“Sitrick”) and Sitrick, LLC (the “Buyer”), pursuant to which the Company agreed to sell 100% of the membership interests of Sitrick to the Buyer. The sale was completed on May 2, 2026. See Note 3 — Acquisitions and Dispositions for further information.
As a result of the sale of Sitrick, the Other segment was eliminated as of May 30, 2026. The sale did not represent a strategic shift in the Company's business and therefore it did not meet the criteria for classification as discontinued operations. The Company has presented the results of the Other segment through the date the sale was completed for the year ended May 30, 2026. Following the sale, the Company received no new income from Sitrick and had no further involvement or continuing influence over its operations.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation specifically as it relates to reclassification of amortization of right-of-use assets presented in the Company’s Consolidated Statements of Cash Flows. These reclassifications had no effect on previously reported totals for assets, liabilities, stockholders’ equity, cash flows or net income.
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
On a limited basis, the Company may have fixed-price contracts, for which revenues are recognized over time using the input method based on time incurred as a proportion of estimated total time. Time incurred represents work performed, which corresponds with, and therefore best depicts, the transfer of control to the client. Management uses judgments when estimating the total hours expected to complete the contract performance obligation. It is possible that updated estimates for consulting engagements may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate.

The Company recognizes revenues primarily on a gross basis as it acts as a principal for primarily all of its revenue transactions. The Company has concluded that gross reporting is appropriate because it controls the services before they are transferred to the customers. The Company a) has the risk of identifying and hiring qualified consultants; b) has the discretion to select the consultants and establish the price and responsibilities for services to be provided; c) is primarily responsible for fulfilling the promise to provide the service to the customer; and d) bears the risk for services provided that are not fully paid for by clients. The Company recognizes all reimbursements received from clients for “out-of-pocket” expenses as revenue and all such expenses as cost of services. Reimbursements received from clients were $4.8 million, $4.4 million and $4.3 million for the years ended May 30, 2026, May 31, 2025, and May 25, 2024, respectively.
Commissions earned by the Company’s sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. The Company elected to apply the practical expedient to expense sales commissions as incurred as the expected amortization period is one year or less. Sales commissions are recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. During the years ended May 30, 2026, May 31, 2025 and May 25, 2024, sales commission expense was $3.0 million, $3.1 million, and $2.8 million, respectively.
The Company’s clients are contractually obligated to pay the Company for all hours billed. The Company invoices most of its clients on a weekly basis or, in certain circumstances, on a bi-weekly or monthly basis, and its typical arrangement of payment is due within 30 days. To a much lesser extent, in certain circumstances, the Company also earns revenue if one of its consultants is hired by, or if the Company places an outside candidate with, its client. Conversion fees or permanent placement fees are recognized when one of the Company’s professionals, or a candidate identified by the Company, accepts an offer of permanent employment from a client and all requisite terms of the agreement have been met. Such conversion fees or permanent placement fees are recognized when the performance obligation is considered complete, which the Company considers a) when the consultant or candidate accepts the position; b) the consultant or candidate has notified either RGP or their current employer of their decision; and c) the start date is within the Company’s current quarter. Conversion fees were 0.2% of revenue for each of the years ended May 30, 2026 and May 31, 2025, and 0.3% of revenue for the year ended May 25, 2024. Permanent placement fees were 0.1% of revenue for each of the years ended May 30, 2026 and May 31, 2025, and 0.2% of revenue for the year ended and May 25, 2024.
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
Cash and Cash Equivalents
The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the Consolidated Balance Sheets for cash equivalents approximate the fair values due to the short maturities of these instruments.
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
The following table summarizes the activity in the allowance for credit losses (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Other (1)	(Write-offs)/ Recoveries	Ending Balance
Years Ended:
May 25, 2024	$3,283	$137	$5	$2	$(672)	$2,755
May 31, 2025	$2,755	$1,239	$(15)	$-	$(1,376)	$2,603
May 30, 2026	$2,603	$1,257	$4	$(2,240)	$(285)	$1,339
(1)Other activity for the year ended May 30, 2026 represents the allowance on accounts receivable transferred in connection with the disposal of Sitrick.
Long-lived Assets
In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment, the Company evaluates the recoverability of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment test is comprised of two steps. The first step compares the carrying amount of the asset to the sum of expected undiscounted future cash flows. If the sum of expected undiscounted future cash flows exceeds the carrying amount of the asset, no impairment is taken. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a second step is warranted and an impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. The Company recorded an impairment against its right of use (“ROU”) assets of $2.4 million, zero and $0.2 million for the years ended May 30, 2026, May 31, 2025 and May 25, 2024, respectively, primarily associated with exiting certain real estate leases as part of its restructuring initiatives. The impairment charges are included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations.
During fiscal 2026, the Company entered into subleases at certain of its office locations in connection with its restructuring activities and the sale of Sitrick. Due to the change in future use of the impacted office spaces, management assessed recoverability of the related ROU assets in accordance with the Company's policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with the sublease of the right-of-use assets, management determined that the carrying value of the assets was not recoverable. The fair value was based on observable market rates of the assets in the area of the office locations. The Company recorded an impairment charge on right-of-use assets of $2.4 million, of which $1.5 million related to the sale of Sitrick and $0.9 million related to restructuring activities, to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations in connection with the recoverability assessments. The Company did not record any impairment of long-lived assets during the year ended May 31, 2025. During the year ended May 25, 2024, the Company recorded an impairment charge on long-lived assets of approximately $0.2 million
Goodwill and Intangible Assets

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
Impairment testing is conducted at the reporting unit level. Under ASC 350, Intangibles - Goodwill and Other, the qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows or planned revenue or earnings of the reporting unit as potential indicators when determining the need for a quantitative assessment of impairment. There were no impairment indicators within the operating segment where goodwill resides during fiscal 2026 and as such, the Company performed its annual qualitative assessment on the carrying value of goodwill as of the first day of the fourth quarter and determined that it is more likely than not that no impairment of goodwill existed at such date. During fiscal 2025, there were indicators of potential impairment in each of the fiscal quarters related to a combination of business performance and decline in share price. As a result, the Company performed interim quantitative goodwill impairment assessments for its reporting units, each of which is also a reporting segment. The Company recorded an aggregate impairment charge of $194.4 million in connection with the impairment assessments. See Note 4 – Goodwill and Intangible Assets for further information.
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

The Company’s identifiable intangible assets include customer contracts and relationships, and computer software, including internally-developed software. These assets are amortized on a straight-line basis over lives ranging from one to twelve years. For intangible assets subject to amortization, if the estimated undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. The Company reviewed its intangible assets and did not identify any impairment during the years ended May 30, 2026, May 31, 2025, and May 25, 2024. See Note 4 – Goodwill and Intangible Assets for further information.
Leases
The Company currently leases office space, vehicles and certain equipment under operating lease agreements. All of the Company's leases are operating leases. The Company’s operating leases are primarily for real estate, which include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments, which are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease. None of the Company’s lease agreements contained residual value guarantees or material restrictive covenants.
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
The Company accounts for lease and non-lease components in its contracts as a single lease component. The non-lease components typically represent additional services transferred to the Company, such as common area maintenance for real estate, which are variable in nature and recorded in variable lease expense in the period incurred. Additionally, the

Company has also made an accounting policy election to recognize the lease payments under short-term leases as an expense on a straight-line basis over the lease term without recognizing the lease liability and the ROU asset.
See Note 6 — Leases for further information on the Company’s leases.
Capitalized Hosting Arrangements
The capitalized hosting arrangements costs are primarily related to the Company’s implementation of a cloud-based enterprise resource planning system and talent acquisition and management system. Such costs include third party implementation costs and costs associated with internal resources directly involved in the implementation. Capitalized hosting arrangements are stated at historical cost and amortized on a straight-line basis over an estimated useful life of the expected term of the hosting arrangement, taking into consideration several other factors such as, but not limited to, options to extend the hosting arrangement or options to terminate the hosting arrangement. The amortization of capitalized implementation costs for hosting arrangements will commence when the systems are ready for their intended use and are presented in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations on the Company’s Consolidated Statements of Operations consistent with the presentation for expensing the fees for the associated hosting arrangement.
As of May 30, 2026 and May 31, 2025, the capitalized costs related to hosting arrangements, net of accumulated amortization, were $15.7 million and $19.0 million, respectively. These capitalized hosting arrangements are included in prepaid expenses and other non-current assets on the Consolidated Balance Sheets. The Company incurred $3.3 million, $1.8 million, and $0.2 million of amortization expense during the years ended May 30, 2026, May 31, 2025, and May 25, 2024 respectively, related to these arrangements.
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
Restructuring Charges
Restructuring charges incurred by the Company are associated with cost optimization initiatives and consist primarily of severance costs for reductions in force and professional fees incurred in connection with the initiative. The Company evaluates the nature of the severance costs to determine if they relate to ongoing benefit arrangements, which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), or one-time benefit arrangements, which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefit can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. Restructuring charges are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 14 — Restructuring and Transformation Initiative, for additional information on restructuring charges.
Recent Accounting Pronouncements

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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses requiring disaggregated disclosure of certain expense captions into specified categories in the notes to financial statements on an annual and interim basis ("ASU 2024-03"). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with updates to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company expects to adopt this guidance in its fiscal year beginning May 30, 2027. The Company is evaluating the potential impact of this guidance on its financial statement disclosures.

Recently Adopted Accounting Guidance
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The guidance was effective for annual periods beginning after December 15, 2024. The Company adopted this guidance in the fiscal year ended May 30, 2026 and applied the guidance prospectively.
3. Acquisitions and Dispositions
Acquisition of Reference Point
On July 1, 2024, the Company entered into an Amended and Restated Membership Interest Purchase Agreement with Reference Point LLC ("Reference Point") and the holder of all the outstanding membership interests of Reference Point, in which the Company acquired 100% of the membership interests of Reference Point. Reference Point is a strategy, management, and technology consulting firm serving the financial services sector across four areas of focus: Strategy & Management, Risk & Regulatory Compliance, Digital & Technology and Data & Analytics. The Company paid cash consideration of $23.2 million (net of $0.2 million cash acquired).
Results of operations of Reference Point are included within the Consulting Services operating segment in the Consolidated Statements of Operations from the date of acquisition. Reference Point contributed $16.3 million of revenue and $16.1 million of operating income to the Consolidated Statements of Operations during the years ended May 30, 2026 and May 31, 2025, respectively. During the years ended May 30, 2026 and May 31, 2025, the Company recognized approximately $1.7 million and $2.8 million, respectively, of acquisition-related costs in connection with the acquisition of Reference Point that were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Acquisition of CloudGo
On November 15, 2023, the Company acquired 100% of the equity interests in CloudGo Pte Ltd. and its subsidiaries (collectively, "CloudGo") pursuant to the terms of a Share Purchase Agreement entered into by and between the Company, CloudGo, and the shareholders of CloudGo (the “CloudGo SPA”). Headquartered in Singapore, CloudGo is a digital transformation firm primarily focused on technology implementation through the ServiceNow platform. The Company paid cash consideration of $7.4 million (net of $0.3 million of cash acquired).
In addition, the CloudGo SPA provides for contingent consideration of up to $12.0 million to be paid based on CloudGo’s revenue and operating profit margin performance during two one-year performance periods that began after the acquisition date. The Company determined the fair value of the contingent consideration as of the acquisition date using the Monte Carlo simulation model and the application of an appropriate discount rate (Level 3 fair value). The preliminary fair value of the contractual obligation to pay the contingent consideration amounted to $4.4 million. Due to a revision in the Company's estimate in the fourth quarter of fiscal 2024, the Company decreased the fair value of the CloudGo contingent consideration liability to zero. The Company has concluded that a fair value of zero for the contingent consideration liability as of May 30, 2026 was appropriate. The estimate of fair value of contingent consideration liability requires assumptions to be made of various levels of potential revenue and operating profit performance as well as discount rates. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and therefore could materially affect the Company’s future operating results.
Results of operations of CloudGo are included within the Consulting Services operating segment in the Consolidated Statements of Operations from the date of acquisition. CloudGo contributed $3.4 million and $6.5 million of revenue to the consolidated results of operations during the years ended May 30, 2026 and May 31, 2025, respectively. During the year ended May 25, 2024, the Company recognized approximately $2.0 million of acquisition-related costs in connection with the acquisition of CloudGo. Such costs were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
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

Sitrick Disposition
The Company entered into the Purchase Agreement to sell Sitrick on April 7, 2026 (the "Purchase Agreement") and completed the sale on May 2, 2026. The sale was initiated in connection with the Company's broader transformation initiative to simplify its business portfolio. The purchase price amounted to $1.9 million, and the Company recognized a loss of approximately $2.4 million in connection with the sale. The loss on sale is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The Purchase Agreement also provided that the Company shall retain certain assets and liabilities of Sitrick, including all assets and liabilities related to certain office space lease agreements. The Company entered into subleases with Sitrick for the office space retained in connection with the Purchase Agreement. See Note 6 — Leases for additional information on the subleases.

The Company also agreed to pay Michael Sitrick, Sitrick’s chief executive officer, a cash payment of $4.0 million, which is equivalent to the cash severance that would have been payable under the terms of the employment agreement with Sitrick. The cash payment is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. In connection with the closing of the transaction, the Company also agreed to accelerate the vesting of any equity awards granted by the Company to continuing employees of Sitrick that are unvested and outstanding immediately prior to the closing. Mr. Sitrick was the only employee of Sitrick whose equity was accelerated.
The Company will receive no new income from Sitrick as a result of the disposal. Pre-tax loss from Sitrick amounted to $5.6 million, $2.3 million, and $0.8 million during the years ended May 30, 2026, May 31, 2025, and May 25, 2024.

Other Dispositions

During fiscal 2026, the Company completed the dissolution of its foreign subsidiary, Resources Global Professionals Sweden AB. No gain/loss was recognized in connection with the dissolution. The Company recognized an approximately $0.6 million loss related to the recognition of the accumulated translation adjustment associated with the subsidiary, which was reclassified from accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet and included in other expense (income) in the Company’s Consolidated Statements of Operations for the year ended May 30, 2026.

4. Goodwill and Intangible Assets
As described in Note 2 – Summary of Significant Accounting Policies, the Company performs its annual impairment test for goodwill impairment in the fourth quarter, unless indicators of impairment exist, at which point the Company may perform interim quantitative goodwill impairment analysis. There were no impairment indicators during fiscal year 2026 and as such, the Company performed its qualitative annual goodwill impairment analysis in the fourth quarter of fiscal 2026. There were no changes in the carrying amount of goodwill during fiscal year 2026 and all goodwill on the Company's Consolidated Balance Sheet is allocated to the Outsourced Services segment.
During the year ended May 31, 2025, there were indicators of potential impairment in each of the fiscal quarters related to a combination of business performance and decline in share price. As a result, the Company performed four interim quantitative goodwill impairment assessments for its reporting units, each of which is also a reporting segment. The Company used a combination of income-based and market-based approaches to determine the fair value of its reporting units with goodwill and recorded an aggregate non-cash impairment charge of $194.4 million for fiscal 2025 in connection with its assessments.
During the year ended May 25, 2024, the Company performed an annual goodwill impairment on its reporting units and elected to perform a quantitative goodwill impairment analysis. As a result of the quantitative impairment test performed on February 25, 2024, the Company concluded that there was no goodwill impairment.
The Company’s determination of the estimated fair value may be based on the market-based approach, the income-based approach or a combination of both approaches as described in Note 2 — Summary of Significant Accounting Policies . As part of the goodwill impairment test, the Company reconciled the aggregated estimated fair value of the Company's operating segments to the Company’s market capitalization, including consideration of any asymmetry in information, and control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company.

The following table summarizes the activity in the Company’s goodwill balance (in thousands):

	On-Demand Talent	Consulting		Europe & Asia Pacific	Outsourced Services	All Other	Total
Balance as of May 25, 2024	$70,202	$91,770		$25,850	$28,757	$-	$216,579
Acquisition (see Note 3)	-	6,855		-	-	-	6,855
Goodwill Impairment	(70,202)	(98,625)	—	(25,582)	-	-	(194,409)
Impact of foreign currency exchange rate changes	-	-		(268)	-	-	(268)
Balance as of May 31, 2025	$-	$-		$-	$28,757	$-	$28,757
Balance as of May 30, 2026	$-	$-		$-	$28,757	$-	$28,757
The following table presents details of the Company’s intangible assets, estimated lives and related accumulated amortization (in thousands, except for estimated useful life):

		As of May 30, 2026			As of May 31, 2025
	Estimated Useful Life	Gross	Accumulated Amortization	Net Carrying Amount	Gross	Accumulated Amortization	Net Carrying Amount

Customer contracts and relationships	7 - 12 years	$39,500	$(24,794)	$14,706	$39,500	$(21,160)	$18,340
Trade names	1 year	600	(600)	-	600	(550)	50
Non-Compete Agreements	5 years	720	(276)	444	720	(132)	588
Total		$40,820	$(25,670)	$15,150	$40,820	$(21,842)	$18,978
The remaining weighted-average useful life of all of the Company’s intangible assets was approximately 4.1 years and 4.7 years as of May 30, 2026 and May 31, 2025, respectively.
For the year ended May 31, 2025, the Company determined that the computer software component of its intangible assets no longer provides future economic benefit and recorded a $0.4 million charge to write-off the unamortized asset.
The Company recorded amortization expense of $3.8 million, $5.9 million, and $5.4 million for the years ended May 30, 2026, May 31, 2025 and May 25, 2024, respectively. The following table presents future estimated amortization expense based on existing intangible assets held for use (in thousands):

Fiscal Years:
2027	$1,859
2028	1,633
2029	1,633
2030	1,501
2031 and thereafter	$8,524
Total	$15,150
Actual future estimated amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, impairments, and other factors or changes.

5. Property and Equipment
Property and equipment consist of the following (in thousands):

	As of May 30, 2026	As of May 31, 2025
Computers, equipment and software	5,744	6,859
Leasehold improvements	9,308	10,253
Furniture	3,583	4,346
Property and equipment, gross	$18,635	$21,458
Less: accumulated depreciation and amortization	(15,194)	(17,035)
Property and equipment, net	$3,441	$4,423

The Company recorded depreciation expense of $1.3 million, $1.9 million, and $3.1 million for the years ended May 30, 2026, May 31, 2025 and May 25, 2024, respectively. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of useful life of asset or term of lease
Computer, equipment and software	3 to 5 years
Costs for normal repairs and maintenance are expensed to operations as incurred, while renewals and major refurbishments are capitalized.
6. Leases
The Company currently leases office space, vehicles and certain equipment under operating leases expiring through 2034. At May 30, 2026, the Company had no finance leases. The Company determines if an arrangement is a lease at the inception of the contract, which is the date on which the terms of the contract are agreed, and if the arrangement creates enforceable rights and obligations. Specifically, the Company considers whether it can control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the assets. The Company evaluates its ROU assets for impairment consistent with its policy for evaluating long-lived assets for impairment. Operating lease expense is recognized on a straight-line basis over the lease term, and is recognized in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.
Lease cost components included within selling, general and administrative expenses in the Consolidated Statements of Operations were as follows (in thousands):

	For the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024
Operating lease cost	$6,476	$7,096	$7,280
Short-term lease cost	360	297	192
Variable lease cost	1,121	1,367	1,586
Sublease income (1)	(334)	(702)	(740)
Total lease cost	$7,623	$8,058	$8,318
(1)Sublease income represents rental income received by the Company as sublessor.
In the fourth quarter of 2026, the Company entered into subleases with Sitrick for the office locations in Los Angeles and New York that were utilized by Sitrick prior to the sale. The subleases of the retained office locations terminate on September 30, 2029 and July 31, 2031, unless terminated sooner as provided in the sublease agreements. Sitrick may elect to terminate the subleases on either the second or third anniversary of the sublease effective dates.
Due to the change in future use of the office space, management assessed recoverability of the related ROU assets for the offices in accordance with the Company's policy on impairment of long-lived assets and recorded an impairment charge of $1.5 million to selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. See Note 2 — Summary of Significant Accounting Policies for additional information.
The weighted-average lease terms and discount rates for operating leases are presented in the following table:

	As of May 30, 2026	As of May 31, 2025
Weighted-average remaining lease term	5.8 years	6.2 years
Weighted-average discount rate	5.17%	5.12%
Cash flow and other information related to operating leases is included in the following table (in thousands):

	For the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$6,773	$7,005	$8,406
Right-of-use assets obtained in exchange for new operating lease obligations	$3,537	$16,252	$3,707
Future maturities of operating lease liabilities at May 30, 2026 are presented in the following table (in thousands):

Fiscal Years	Operating Lease Maturity
2027	$5,604
2028	4,539
2029	4,216
2030	3,469
2031	3,061
Thereafter	5,413
Total future lease payments	26,302
Less: interest	(3,780)
Present value of operating lease liabilities	$22,522
7. Long-Term Debt
On July 2, 2025, the Company, Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a credit agreement with the lenders party thereto and Bank of America, N.A. as administrative agent, L/C issuer and the swingline lender (the “2025 Credit Facility”), and concurrently terminated the 2021 Credit Facility (as defined below). The 2025 Credit Facility provided for a secured revolving loan, available in an amount up to the lesser of $50.0 million and a borrowing base formula tied to eligible receivables, which included a $10.0 million sublimit for the issuance of standby letters of credit. The 2025 Credit Facility also included an option to increase the amount of the revolving loan up to an additional $15.0 million. The 2025 Credit Facility was scheduled to mature on November 30, 2029. The obligations under the 2025 Credit Facility were secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.
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
Borrowings under the 2025 Credit Facility bore interest at a rate per annum of either, at the Company's election (i) Term SOFR (as defined in the 2025 Credit Facility) plus a margin ranging from 1.25% to 2.50% or (ii) the Base Rate (as defined in the 2025 Credit Facility), plus a margin of 0.25% to 1.50%, in either case, with the applicable margin depending on the Company's Consolidated EBITDA (as defined in the 2025 Credit Facility). The Company was also obligated to pay other customary facility fees for a credit facility of this size and type.
The 2025 Credit Facility contained customary covenants, including covenants that limited or restricted the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and make dispositions of assets and financial covenants to maintain a certain consolidated total net leverage ratio and a consolidated fixed charge coverage ratio. Upon the occurrence of an event of default under the 2025 Credit Facility, the lender may cease making loans, terminate the 2025 Credit Facility, and declare all amounts outstanding to be immediately due and payable. The 2025 Credit Facility specified a number of events of default (some of which were subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.
On January 30, 2026, the Company, Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, entered into a first amendment to the 2025 Credit Facility (the "First Amended Credit Facility"). The purpose of the First Amended Credit Facility was to amend certain covenants related to the Company's definition of Consolidated EBITDA, as such term is defined in the 2025 Credit Facility. Except as expressly modified and amended in the First Amended Credit Facility, all terms, provisions, and conditions of the 2025 Credit Facility remained unchanged and in full force and effect.
The Company had no debt outstanding under the 2025 Credit Facility as of May 30, 2026 and no debt outstanding under the 2021 Credit Facility as of May 31, 2025. However, the Company had $0.7 million and $1.0 million of outstanding letters of credit issued as of May 30, 2026 and May 31, 2025, respectively, under the 2025 Credit Facility and the 2021 Credit Facility, respectively. As of May 30, 2026, there was up to $49.3 million of potential remaining capacity under the 2025 Credit Facility subject to the terms of the 2025 Credit Facility and related financial covenants.
On November 2, 2022, Resources Global Enterprise Consulting (Beijing) Co., Ltd. (a wholly-owned subsidiary of the Company), as borrower, and the Company, as guarantor, entered into a RMB 13.4 million (USD $1.8 million based on the prevailing exchange rate on November 2, 2022) revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Beijing Revolver bears interest at loan prime rate plus 0.80%. Interest incurred on borrowings will be payable monthly in arrears. As of May 30, 2026, the Company had no debt outstanding under the Beijing Revolver and RMB 13.4 million ($2.0 million based on the prevailing exchange rate on May 30, 2026) in available credit. The availability of proceeds under the Beijing Revolver is at the lender's absolute discretion and may be terminated at any time by the lender, with or without prior notice to the borrower.
As of May 30, 2026, the Company was not in compliance with all financial covenants under the 2025 Credit Facility. On July 13, 2026, the Company terminated the 2025 Credit Facility and the Beijing Revolver. Subsequently, on July 15, 2026, the Company entered into a new credit agreement with PNC Bank (the "2026 Credit Facility"). See Note 19 — Subsequent Events for additional information regarding the 2026 Credit Facility.

8. Income Taxes
The following table represents the current and deferred income tax expense (benefit) for federal, state and foreign income taxes attributable to operations (in thousands):

	For the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024
Current:
Federal	$4	$51	$3,245
State	248	(387)	1,422
Foreign	1,905	2,296	3,596
	2,157	1,960	8,263
Deferred:
Federal	186	(6,540)	935
State	-	(1,793)	273
Foreign	115	2,078	(676)
	301	(6,255)	532
Income tax expense (benefit)	$2,458	$(4,295)	$8,795

Income (loss) before income tax expense (benefit) is as follows (in thousands):

	For the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024
Domestic	$(36,843)	$(181,733)	$23,084
Foreign	(1,300)	(14,342)	6,745
Income (loss) before income tax expense (benefit)	$(38,143)	$(196,075)	$29,829
The Company adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements To Income Tax Disclosures”, ("ASU 2023-09") on a prospective basis beginning with the year ended May 30, 2026. The following table presents the required disclosures pursuant to ASU 2023-09 and reconciles the provision for income taxes to the amount that would result from applying the statutory U.S. federal income tax rate for the year ended May 30, 2026 (in thousands, except for percentages):

	For the Year Ended
	May 30, 2026
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(8,010)	21.0%
Domestic state and local income taxes, net of federal benefit (1)	204	(0.5)%
Foreign tax effects
United Kingdom
Changes in valuation allowances	566	(1.5)%
Other	(114)	0.3%
Sweden
Changes in valuation allowances	(1,488)	3.9%
Removal of tax attribute due to sale of the entity	1,488	(3.9)%
Other	11	-%
Japan	443	(1.2)%
Singapore	433	(1.1)%
Other foreign jurisdictions	1,306	(3.5)%
Tax credits	(146)	0.4%
Nontaxable and nondeductible items
Share-based payment awards	1,745	(4.6)%
Section 162(m)	1,879	(4.9)%
Other	421	(1.1)%
Cross-border tax laws	44	(0.1)%
Changes in tax laws or rates enacted in the current period	-	-%
Changes in valuation allowances	4,082	(10.7)%
Other adjustments	(486)	1.3%
Changes in unrecognized tax benefits	80	(0.2)%
Total	$2,458	(6.4)%
(1) State taxes in Texas and New York for the year ended May 30, 2026 made up the majority (greater than 50%) of the tax effect in this category.
The following table presents the required disclosures prior to the Company’s adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the worldwide effective income tax rate for the years ended May 31, 2025 and May 25, 2024 (in thousands):

	For the Years Ended
	May 31, 2025	May 25, 2024
Statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	1.0	4.6
Non-U.S. rate adjustments	(0.3)	2.8
Stock-based compensation	(0.6)	2.2
Valuation allowance	(8.6)	5.8
U.S. international tax impact, net of credits	(0.3)	0.9
Contingent consideration	-	(3.1)
Section 986(c) foreign exchange loss	-	(1.3)
Capital loss carryforward	-	(6.2)
Goodwill impairment	(9.8)	-
Permanent items	(0.2)	2.5
Return-to-provision & other adjustments	0.1	(0.5)
Other, net	(0.1)	0.8
Effective tax rate	2.2%	29.5%

The impact of state taxes, net of federal benefit, and foreign income taxed at other than U.S. rates fluctuates year over year due to the changes in the mix of operating income and losses amongst the various states and foreign jurisdictions in which we operate. The Company's accounting policy is to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period it arises.

Income Taxes Paid

The Company included the following table as a result of the adoption of ASU 2023-09, which represents income taxes paid (net of refunds received) for the year ended May 30, 2026 (in thousands):

For the Year Ended
May 30, 2026
Federal	$(3,207)
State
California	70
Illinois	(144)
New Jersey	(293)
New York	(75)
Other	(4)
Foreign
Canada	109
India	490
Japan	1,001
Philippines	630
Other	217
Total	$(1,206)

The components of the net deferred tax asset (liability) consist of the following (in thousands):

	As of May 30, 2026	As of May 31, 2025
Deferred tax assets:
Allowance for credit losses	$343	$369
Accrued compensation	2,719	3,583
Accrued expenses	1,475	1,215
Lease liability	5,732	6,684
Stock options and restricted stock	1,862	2,770
Foreign tax credit	491	345
Net operating losses	27,307	19,632
Capital loss carryforwards	1,604	1,606
Property and equipment	517	520
Goodwill and intangibles	6,308	7,700
Gross deferred tax asset	48,358	44,424
Valuation allowance	(34,675)	(29,402)
Gross deferred tax asset, net of valuation allowance	13,683	15,022
Deferred tax liabilities:
ROU asset	(4,343)	(5,834)
Deferred tax on foreign earnings	(186)	-
Net deferred tax asset	$9,154	$9,188

On July 4, 2025, One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other changes, OBBBA makes permanent several expiring provisions from the Tax Cuts and Jobs Act of 2017, restores favorable tax treatment of various business provisions, and modifies the international tax regime. The legislation has varying effective dates, with certain provisions effective in fiscal 2026 and others implemented through fiscal 2027. The tax effects of the enacted legislation are reflected in the year of enactment ended May 30, 2026, and there was no material impact on the Company's income tax provision. The Company will continue to monitor and assess the impact of OBBBA on its consolidated financial statements.

The Company has tax-effected foreign net operating loss carryforwards of $19.2 million ($76.6 million on a gross basis), tax-effected federal net operating loss carryforwards of $6.1 million, tax-effected state net operating loss carryforwards of $1.9 million, capital loss carryforwards of $1.6 million, and foreign tax credit carryforwards of $0.5 million. The federal net operating loss is carried forward indefinitely, but it may only reduce 80% of taxable income in a carryforward tax year. The state net operating loss carryforwards will expire beginning in fiscal 2030, the capital loss carryforwards will expire in fiscal 2028, and the foreign tax credits will expire beginning in fiscal 2028. The following table summarizes the foreign net operating losses expiration periods (in thousands):

Expiration Periods	Amount of Net Operating Losses
Fiscal Years Ending:
2027	$241
2028 and beyond	4,372
Unlimited	71,972
Total	$76,585

The following table summarizes the activity in the Company’s valuation allowance accounts (in thousands):

	Beginning Balance	Charged to Operations	Currency Rate Changes	Ending Balance
Years Ended:
May 25, 2024	$6,514	$1,964	$72	$8,550
May 31, 2025	$8,550	$20,450	$402	$29,402
May 30, 2026	$29,402	$4,911	$362	$34,675

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

As of May 30, 2026, the Company recorded an estimated deferred tax liability of approximately $0.2 million in relation to the portion of undistributed earnings that are expected to be repatriated in the foreseeable future. Deferred income taxes have not been provided on the remaining undistributed earnings of approximately $27.0 million from the Company's foreign subsidiaries since these amounts are intended to be indefinitely reinvested in foreign operations. If the earnings of the Company's foreign subsidiaries were to be distributed, management estimates that the income tax impact would primarily be related to foreign withholding taxes.
The following table summarizes the activity related to the gross unrecognized tax benefits (in thousands):

	For the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024
Unrecognized tax benefits, beginning of year	$1,115	$1,033	$962
Gross increases-tax positions in prior period	80	82	71
Unrecognized tax benefits, end of year	$1,195	$1,115	$1,033
The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $1.2 million, $1.1 million and $1.0 million as of May 30, 2026, May 31, 2025 and May 25, 2024, respectively, which, if ultimately recognized, any differences in assessment or non-assessment would impact the effective tax rate in future periods. The unrecognized tax benefits are included in long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are short-term liabilities as management does not anticipate any cash payments within 12 months to settle the liability.
The Company’s major income tax jurisdiction is the U.S., with federal statutes of limitations remaining open for fiscal 2020 and thereafter. For states within the U.S. in which the Company does significant business, the Company remains subject to examination for fiscal 2020 and thereafter. Most major foreign jurisdictions remain open for fiscal years ended 2021 and thereafter.
The Company recognizes interest and penalties related to unrecognized tax benefits as a part of its provision for income taxes. During the years ended May 30, 2026, May 31, 2025 and May 25, 2024, the Company accrued interest of $80,000, $82,000 and $71,000, respectively, as a component of the liability for unrecognized tax benefits. The Company's cumulative accrued interest was $348,000, $267,000 and $185,000 as of May 30, 2026, May 31, 2025 and May 25, 2024, respectively.

9. Accrued Salaries and Related Obligations
Accrued salaries and related obligations consist of the following (in thousands):

	As of May 30, 2026	As of May 31, 2025
Accrued salaries and related obligations	$13,796	$17,807
Accrued bonuses	11,528	14,911
Accrued vacation	12,074	15,213
	$37,398	$47,931
10. Concentrations of Credit Risk
The Company currently maintains cash and cash equivalents in commercial paper or money market accounts.
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s client base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. A significant change in the liquidity or financial position of one or more of the Company’s clients could result in an increase in the allowance for anticipated losses. No single client accounted for more than 10% of revenue for the years ended May 30, 2026, May 31, 2025 and May 25, 2024. No single client accounted for more than 10% of trade accounts receivable as of May 30, 2026, or May 31, 2025.
11. Stockholders' Equity
Summary of Rights and Key Provisions
As of May 30, 2026, the authorized capital stock of the Company consists of 70,000 shares of common stock, par value $0.01 per share, and 5,000 shares of undesignated preferred stock, par value $0.01 per share.
Common Stock
The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders. After payment of any dividends due and owing to the holders of preferred stock, holders of common stock are entitled to receive dividends declared by the Company's Board of Directors out of funds legally available for dividends. In the event of the Company's liquidation, dissolution or winding up, holders of common stock are entitled to share in all assets remaining after payment of liabilities and liquidation preferences of outstanding shares of preferred stock. Holders of common stock have no preemptive, conversion, subscription or other rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and nonassessable.
Preferred Stock
The Company's Board of Directors may, without further action by the Company’s stockholders, to issue up to 5,000,000 shares of preferred stock. The Company's Board of Directors may issue preferred stock in one or more series and may determine the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon the preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of the common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and reduce the likelihood that common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also have the effect of decreasing the market price of the common stock and could delay, deter or prevent a change in control of the Company. However, it is not possible to state the actual effect of the issuance of any shares of the Company's preferred stock on the rights of holders of the Company's common stock until the Company's Board of Directors determines the specific rights attached to that class or series of preferred stock.

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
Pursuant to the Stock Repurchase Programs, the Company may repurchase shares at the discretion of the Company’s senior executives based on numerous factors, including, without limitation, share price and other market conditions, the Company’s ongoing capital allocation planning, the levels of cash and debt balances, and other demands for cash. The Company records the shares repurchased as treasury stock based on the amount paid to repurchase its shares. Direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock.
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
No shares of the Company's common stock were purchased under the Stock Repurchase Programs during the year ended May 30, 2026. During the year ended May 31, 2025, the Company purchased 1,382,820 shares of its common stock on the open market at an average price of $9.40 per share, for an aggregate total purchase price of approximately $13.0 million. As of May 30, 2026, approximately $79.2 million remained available for future repurchases of the Company’s common stock under the Stock Repurchase Programs.
Quarterly Dividend
Subject to approval each quarter by the Company's Board of Directors, the Company pays a regular dividend. On April 28, 2026, the Board of Directors approved a regular quarterly dividend of $0.07 per share of the Company’s common stock. The dividend was paid on June 19, 2026 to stockholders of record at the close of business on May 21, 2026. As of May 30, 2026 and May 31, 2025, approximately $2.4 million and $2.3 million, respectively, was accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the 2026 Credit Facility and other agreements, and other factors deemed relevant by the Board of Directors.
12. Loss Per Common Share
The Company presents both basic and diluted earnings (loss) per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS is based upon the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive shares of common stock include the assumed exercise of outstanding in-the-money stock options, assumed issuance of common stock under the ESPP, assumed release of outstanding restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) using the treasury stock method. However, potentially dilutive shares of common stock are excluded from the computation in periods in which they have an anti-dilutive effect.
During the year ended May 30, 2026, the Company incurred a net loss, and as a result potentially dilutive common shares issuable from the assumed exercise of stock options and the assumed release of shares of common stock under the outstanding ESPP, RSAs, RSUs, and PSUs awards were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table summarizes the calculation of net loss per common share for the years ended May 30, 2026, May 31, 2025 and May 25, 2024 (in thousands, except per share amounts):

	For the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024

Net income (loss)	$(40,601)	$(191,780)	$21,034
Weighted average shares outstanding:
Basic weighted-average shares outstanding	33,551	33,063	33,445
Potentially dilutive stock options	-	-	48
Potentially dilutive employee stock purchase plan	-	-	14
Potentially dilutive restricted stock awards	-	-	56
Potentially dilutive restricted stock units	-	-	179
Potentially dilutive performance stock units	-	-	153
Diluted weighted-average shares outstanding	33,551	33,063	33,895
Net income (loss) per common share:
Basic	$(1.21)	$(5.80)	$0.63
Diluted	$(1.21)	$(5.80)	$0.62
Anti-dilutive shares not included above	2,283	2,730	2,152
13. Revenue Recognition
The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and contract liabilities.
Contract assets represent the Company’s rights to consideration for completed performance under the contract (e.g., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $21.3 million and $30.7 million as of May 30, 2026 and May 31, 2025, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.
Contract liabilities represent deferred revenue when cash is received in advance of performance and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $4.3 million as of both May 30, 2026 and May 31, 2025. Revenues recognized during the year ended May 30, 2026 that were included in deferred revenues as of May 31, 2025 were $3.2 million. Revenues recognized during the year ended May 31, 2025 that were included in deferred revenues as of May 25, 2024 were $1.9 million. Revenues recognized during the year ended May 25, 2024 that were included in deferred revenues as of May 27, 2023 were $2.5 million.
14. Restructuring and Transformation Initiative
In fiscal 2026, the Company engaged in a transformation initiative to redesign and streamline its operating model to achieve a reduced cost structure, as well as integrate Reference Point's consulting capabilities into the existing consulting business to form a more cohesive consulting segment (the "2026 Transformation Initiative"). As part of this initiative, the Company conducted a comprehensive review of its global operations. In connection with this effort, the Company executed workforce reductions in October 2025 (the "October RIF") and January 2026 (the "January RIF") affecting management and administrative roles, aimed at improving efficiency, reducing costs and streamlining operations. In addition to the reductions in force, the Company identified additional cost savings through exiting and subleasing a certain office space, resulting in an impairment charge of $0.9 million. See Note 2 – Summary of Significant Accounting Policies for further information.

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

For the Years Ended
May 30, 2026
Severance and benefits (1)	$6,433
Professional fees	1,071
Right-of-use asset impairment	942
$8,446
(1)Severance and benefits include costs of $2.1 million and $4.3 million related to the October RIF and the January RIF, respectively.
The liability for restructuring charges as of May 30, 2026 under the 2026 Transformation Initiative was related to severance and benefits costs incurred for the January RIF and was recorded in accounts payable and other accrued expenses on the Company's Consolidated Balance Sheets. The table below summarizes the restructuring liability (in thousands):

Employee Termination Costs
Balance as of May 31, 2025	$-
Restructuring charges (Severance and benefits)	4,343
Payments	(2,085)
Balance as of May 30, 2026	$2,258
The Company currently expects its transformation efforts to be substantially complete in the first half of fiscal 2027, though the scope, timing, and impact of such actions may evolve as the review progresses.

On December 2, 2024, the Company authorized a global cost reduction plan, including a reduction in force (the “2025 Restructuring Plan”) intended to reduce costs and streamline operations. The 2025 Restructuring Plan resulted in a reduction of force of the Company’s global management and administrative workforce. The Company incurred employee termination costs of $5.1 million associated with the 2025 Restructuring Plan for the year ended May 31, 2025, which were recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The restructuring liability related to the 2025 Restructuring Plan was nominal as of May 31, 2025.

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

Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted RSA, RSUs and stock option awards under the 2020 Plan that typically vest in equal annual installments, and PSU awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for RSA, RSU and stock option awards range from three to four years. The performance period for the PSU awards is three years. As of May 30, 2026, there were 927,662 shares available for further award grants under the 2020 Plan (with outstanding PSUs counted for this purpose based on the target number of shares granted).
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
Stock-based compensation expense included in selling, general and administrative expenses was $11.6 million, $6.8 million and $5.7 million for the years ended May 30, 2026, May 31, 2025 and May 25, 2024, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, RSAs, RSU awards and PSU awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan. Stock-based compensation expense for the year ended May 30, 2026 also included the impact of accelerated expense recognition of stock awards related to the separation of the Company's former CEO pursuant to ASC 718.
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
In connection with the separation of the Company's former COO, Mr. Patel's then-outstanding and unvested equity awards accelerated and vested upon his termination date of May 15, 2026. His outstanding PSUs vested based on the applicable “target” number of shares subject to the award. The Company recognized all remaining fair value of Mr. Patel's unvested equity awards in the fourth quarter of fiscal 2026, which totaled $1.5 million and is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock Options
The following table summarizes the stock option activity for the year ended May 30, 2026 (in thousands, except weighted average exercise price):

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Awards outstanding at May 31, 2025	1,527	$16.89	2.62	$-
Exercised	-	-
Forfeited	-	-
Expired	(477)	16.25
Awards outstanding at May 30, 2026	1,050	$17.18	2.01	$-
Exercisable at May 30, 2026	1,050	$17.18	2.01	$-
Vested and expected to vest as of May 30, 2026 (1)	1,050	$17.18	2.01	$-

(1) As of May 30, 2026, all outstanding options have vested, and there was no unrecognized compensation cost related to unvested and outstanding employee stock options.
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.52 as of May 29, 2026 (the last trading day of fiscal 2026), which would have been received by the option holders had all option holders exercised their options as of that date.
The total pre-tax intrinsic value related to stock options exercised during the years ended May 25, 2024 was $0.5 million. The total estimated fair value of stock options that vested during the years ended May 25, 2024 was $0.3 million. There were no stock options exercised during the year ended May 30, 2026 and May 31, 2025, respectively.
Valuation and Expense Information for Stock Based Compensation Plans
There were no employee stock options granted during the years ended May 30, 2026 and May 31, 2025.
Employee Stock Purchase Plan
On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.
The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 527,119, 492,858 and 455,678 shares of common stock pursuant to the ESPP for the years ended May 30, 2026, May 31, 2025 and May 25, 2024, respectively. There were 303,269 shares of common stock available for issuance under the ESPP as of May 30, 2026.

Restricted Stock Awards
The following table summarizes the activities for the RSAs for the year ended May 30, 2026 (in thousands, except weighted average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	269	$11.80
Granted	118	$5.12
Vested	(196)	$12.10
Forfeited	(20)	$11.95
Unvested as of May 30, 2026	171	$6.83
Expected to vest as of May 30, 2026	169	$6.73
As of May 30, 2026, there was $0.9 million of total unrecognized compensation costs related to RSAs. The cost is expected to be recognized over a weighted-average period of 1.63 years. The weighted average estimated fair value per share of RSA granted during the years ended May 30, 2026, May 31, 2025 and May 25, 2024 was $5.12, $8.91 and $13.79, respectively.
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
The Company may issue stock units that are either equity-classified, which are awards of RSUs granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified, which are awards of Stock Units credited to Board of Director members under the Directors Deferred Compensation Plan that settle in cash.

The following table summarizes the activities for the unvested stock units, including both equity-classified RSUs and liability-classified Stock Units, for the year ended May 30, 2026 (in thousands, except weighted average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified Stock Units		Total
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	1,323	$11.16	63	$11.95	1,386	$11.20
Granted (1)	2,154	4.41	50	4.98	2,204	4.42
Vested	(950)	10.70	(46)	10.83	(996)	10.71
Forfeited	(265)	10.00	-	-	(265)	10.00
Unvested as of May 30, 2026	2,262	$5.15	67	$7.50	2,329	$5.22
Expected to vest as of May 30, 2026	2,245	$5.11	67	$7.50	2,312	$5.18
(1)Dividend equivalents are included in the granted shares.
As of May 30, 2026, there was $8.8 million of total unrecognized compensation costs related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.67 years.
As of May 30, 2026, there was $0.4 million of total unrecognized compensation costs related to unvested liability-classified Stock Units. The cost is expected to be recognized over a weighted average period of 1.15 years.
The weighted average estimated fair value per share of RSUs and Stock Units granted during the years ended May 30, 2026, May 31, 2025 and May 25, 2024 was $4.42, $9.90 and $13.54, respectively.
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
The following table summarizes the activities for the unvested PSUs for the year ended May 30, 2026 (in thousands, except weighted average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at May 31, 2025	698	$12.60
Granted (2)	30	-
Vested	(241)	10.91
Forfeited	(291)	15.04
Unvested as of May 30, 2026	196	$11.08
Expected to vest as of May 30, 2026	104	$8.93
(1) Shares are presented at the stated target, which represents the base number of shares that would vest. Actual shares that vest may be zero-150% of the target based on the achievement of the specific company-wide performance targets.
(2) Dividend equivalents are included in the granted shares.

As of May 30, 2026, there was no unrecognized compensation costs related to unvested PSUs.

16. Benefit Plan
The Company maintains the Resources Global Professionals 401(k) Savings Plan, a defined contribution plan (the “401(k) Plan”) which generally covers all employees in the U.S. who have completed three months of service. Participants may contribute up to 75% of their annual salary, up to the maximum amount allowed by applicable law. Pursuant to the terms of the 401(k) Plan, the Company may make discretionary matching contributions. The Company, at its sole discretion, determines the matching contribution made at each pay period. For the years ended May 30, 2026, May 31, 2025 and May 25, 2024, the Company contributed $4.9 million, $3.1 million and $7.9 million, respectively, to the 401(k) Plan as Company matching contributions.
17. Commitments and Contingencies
Legal Proceedings
The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.
18. Segment Information and Enterprise Reporting
For fiscal 2026, the Company's operating segments were as follows:

•On-Demand Talent – provides businesses with a go-to source for bringing in experts when they need them, serving predominantly the office of the CFO.

•Consulting – drives transformation across people, processes and technology across domain areas including finance, technology and digital, risk and compliance and operational performance.

•Europe & Asia Pacific – geographically defined segment that offers both on-demand and consulting services (excluding the digital consulting business, which is included in our Consulting segment) to clients throughout Europe & Asia Pacific.

•Outsourced Services – operating under the Countsy by RGPTM brand, this segment offers finance, accounting and HR services provided to startups, spinouts and scale-up enterprises, utilizing a technology platform and fractional team.

•Sitrick – a crisis communications and public relations firm that provides corporate, financial, transactional and crisis communication and management services.
Each of these operating segments reports through separate segment managers to the Company's Chief Executive Officer, who is designated as the CODM for segment reporting purposes. The Company's reportable segments are comprised of On-Demand Talent, Consulting, Europe & Asia Pacific, and Outsourced Services. Sitrick did not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick is disclosed under the “All Other” segment.
As a result of the sale of Sitrick, the “All Other” segment was eliminated as of May 30, 2026. The sale did not represent a strategic shift in the Company's business and therefore it did not meet the criteria for classification as discontinued operations. The Company has presented the results of the All Other segment through the date the sale was completed for the year ended May 30, 2026. Following the sale, the Company received no new income from Sitrick, other than rent for sub-lease of office buildings, and had no further involvement or continuing influence over its operations.
The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company. Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before amortization expense, depreciation expense, interest and income taxes excluding stock-based compensation expense, amortized Enterprise Resource Planning (“ERP”) system costs, technology transformation costs, goodwill impairment, acquisition costs, gain on sale of assets, restructuring costs, executive transition costs, Sitrick related transaction costs, and contingent consideration adjustments. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODM does not evaluate segments using asset information. See Note 2 — Summary of Significant Accounting Policies for a description of the Company's CODM.

The table below represents a reconciliation of the Company’s net income (loss) to Adjusted EBITDA for all periods presented (in thousands):

	For the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024
Revenue:
On-Demand Talent	$168,796	$205,976	$272,600
Consulting	159,796	219,215	227,967
Europe & Asia Pacific	75,139	77,602	84,207
Outsourced Services	39,206	39,618	38,122
All Other	9,069	8,920	9,905
Total consolidated revenue	$452,006	$551,331	$632,801

Adjusted EBITDA:
On-Demand Talent	$14,415	$17,116	$31,673
Consulting	13,502	31,718	38,420
Europe & Asia Pacific	3,470	4,478	5,289
Outsourced Services	7,568	7,581	7,641
All Other	(519)	(1,838)	(675)
Unallocated items (1)	(33,390)	(35,598)	(30,865)
Adjustments:
Stock-based compensation expense	(6,356)	(6,754)	(5,732)
Amortized ERP system costs (2)	(2,807)	(1,287)	-
Technology transformation costs (3)	-	(5,474)	(6,901)
Acquisition costs (4)	(1,667)	(2,763)	(1,970)
Goodwill impairment (5)	-	(194,409)	-
Gain on sale of assets (6)	-	3,420	-
Restructuring costs (7)	(8,446)	(5,061)	(4,087)
Executive transition costs (8)	(12,232)	-	-
Sitrick related transaction costs (9)	(7,142)	-	-
Contingent consideration adjustment (10)	-	-	4,400
Amortization expense	(3,829)	(5,880)	(5,378)
Depreciation expense	(1,325)	(1,868)	(3,050)
Interest income, net	615	544	1,064
Income (loss) before income tax expense (benefit)	(38,143)	(196,075)	29,829
Income tax expense (benefit)	(2,458)	4,295	(8,795)
Net income (loss)	$(40,601)	$(191,780)	$21,034

(1) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.

(2) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to newly implemented ERP system, which was recorded within SG&A expenses on the Consolidated Statements of Operations.

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

(4) Acquisition costs primarily represent costs included in net income (loss) related to the Company’s business acquisition of Reference Point. These costs include transaction bonuses, cash retention bonus accruals, and fees paid to the Company's broker, legal counsel, and other professional services firms. See Note 3 – Acquisitions and Dispositions for further discussion.

(5) Goodwill impairment charges recognized during the year ended May 31, 2025 were related to the On-Demand Talent, Consulting and Europe & Asia Pacific segments. See Note 4 – Goodwill and Intangible Assets for further discussion.

(6) Gain on sale of assets was related to the Company’s sale of its Irvine office building, which was completed on August 15, 2024.

(7) Restructuring costs during the year ended May 30, 2026 include employee termination costs incurred in workforce reductions, impairment of ROU asset in connection with reduction in office footprint, and non-recurring third-party consulting costs associated with the 2026 Transformation Initiative. Restructuring costs for the year ended May 31, 2025 related to the 2025 Restructuring Plan. Restructuring costs for the year ended May 25, 2024 related to the Company's cost reduction plan, including a reduction in force, which was authorized in October 2023, and was substantially completed during fiscal 2024.

(8) Executive transition costs represent non-recurring costs incurred in connection with the separation of the Company's former CEO and former COO. These costs include $7.6 million of cash severance and $4.6 million of non-cash stock compensation expense reflecting the acceleration of equity awards pursuant to ASC 718.

(9) Sitrick related transaction costs represent $4.1 million of severance expense incurred in connection with the sale of Sitrick, $2.4 million of loss on the sale of Sitrick, consisting of a $1.5 million non-cash impairment on right-of-use assets and a $0.9 million loss, and $0.6 million of non-cash stock compensation expense reflecting the acceleration of equity awards.

(10) Contingent consideration adjustment related to the remeasurement of contingent liabilities related to the acquisition of CloudGo Pte Ltd. and its subsidiaries (collectively, "CloudGo").

The tables below disclose the Company’s revenue, gross profit, significant expenses, and Adjusted EBITDA by segment (amount in thousands):

	Year Ended May 30, 2026
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$168,796	$159,796	$75,139	$39,206	$9,069
Cost of services	103,485	102,913	48,417	22,895	4,616
Gross Profit	65,311	56,883	26,722	16,311	4,453

Compensation, bonus and commissions (1)	43,939	31,078	16,748	6,916	1,580
Other segment expenses (2)	6,957	12,303	6,504	1,827	3,392
Adjusted EBITDA	$14,415	$13,502	$3,470	$7,568	$(519)

	Year Ended May 31, 2025
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$205,976	$219,215	$77,602	$39,618	$8,920
Cost of services	127,195	137,619	50,216	23,646	5,231
Gross Profit	78,781	81,596	27,386	15,972	3,689

Compensation, bonus and commissions (1)	47,048	38,313	16,390	5,977	2,134
Other segment expenses (2)	14,617	11,565	6,518	2,414	3,393
Adjusted EBITDA	$17,116	$31,718	$4,478	$7,581	$(1,838)

	Year Ended May 25, 2024
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$272,600	$227,967	$84,207	$38,122	$9,905
Cost of services	167,796	138,119	53,231	22,239	5,348
Gross Profit	104,804	89,848	30,976	15,883	4,557

Compensation, bonus and commissions (1)	53,910	41,714	17,804	6,472	2,098
Other segment expenses (2)	19,221	9,714	7,883	1,770	3,134
Adjusted EBITDA	$31,673	$38,420	$5,289	$7,641	$(675)
(1) The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Other segment expenses include occupancy expenses, business expenses, marketing expenses, recruiting expenses and other operating expenses.

The table below represents the Company’s revenue by geographic location (in thousands):

	Revenue for the Years Ended
	May 30, 2026	May 31, 2025	May 25, 2024
United States	$361,226	$451,228	$519,869
International	90,780	100,103	112,932
Total	$452,006	$551,331	$632,801
The table below presents the Company's long-lived assets, which consist of property and equipment and ROU assets, by geographic location (in thousands):

	Long-Lived Assets as of
	May 30, 2026	May 31, 2025
Long-lived assets:
United States	$18,530	$25,297
International	2,200	1,677
Total	$20,729	$26,974
19. Subsequent Events
On July 15, 2026, the Company entered into the 2026 Credit Facility. The 2026 Credit Facility provides for secured revolving loans, available in an amount up to the lesser of $30.0 million and a borrowing base formula tied to eligible receivables and eligible unbilled receivables and subject to established reserves, which includes a $5,000,000 sublimit for the issuance of standby letters of credit and a $15,000,000 sublimit for swing loans. The 2026 Credit Facility also includes an uncommitted option at any time prior to the third anniversary of the closing date to increase the amount of the revolving loans up to an additional $20.0 million; provided that the Company may not increase the 2026 Credit Facility more than two times during the term of the 2026 Credit Facility. The proceeds of the 2026 Credit Facility may be used to pay fees and expenses in connection with the transaction, provide for the Company’s working capital needs and reimburse drawings under letters of credit, finance a portion of future capital expenditures, and finance permitted dividends and distributions. The 2026 Credit Facility is scheduled to mature July 15, 2031.

The obligations under the 2026 Credit Facility are secured by substantially all assets of the Company and the Company’s domestic subsidiaries.

Borrowings under the 2026 Credit Facility will bear interest at a rate per annum of either, at the Company’s election, (i) Term SOFR (as defined in the 2026 Credit Facility) plus a margin ranging from 1.75% to 2.25% or (ii) the Alternate Base Rate (as defined in the 2026 Credit Facility), plus a margin of 0.75% to 1.25%, in either case, with the applicable margin depending on the Company’s Consolidated EBITDA (as defined in the 2026 Credit Facility). The Company is also obligated to pay other customary facility fees for a credit facility of this size and type.

The 2026 Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain dividends and distributions, merge or consolidate and make dispositions of assets and financial covenants to maintain a certain fixed charge coverage ratio and a certain minimum liquidity. Upon the occurrence of an event of default under the 2026 Credit Facility, the lenders may cease making loans, terminate the 2026 Credit Facility, and declare all amounts outstanding to be immediately due and payable. The 2026 Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.

In connection with entry into the 2026 Credit Facility, on July 13, 2026 the Company terminated the 2025 Credit Facility.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of May 30, 2026. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 30, 2026 due to a material weakness in internal control over financial reporting, as described below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("GAAP").
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
Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of May 30, 2026 due to the material weakness described below. However, after giving full consideration to the material weakness, and the additional analysis and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the period disclosed in conformity with GAAP.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness in our internal control over financial reporting associated with ineffective information technology general controls (“ITGCs”) that support our financial reporting processes. Management determined that we did not design and maintain effective controls to adequately restrict user and privileged access to financial applications, programs and data to authorized personnel. Management also determined that program change management controls were not designed and operating effectively to ensure that information technology (“IT”) program and configuration changes affecting IT applications and underlying accounting records were appropriately identified, tested, authorized and implemented. As a result, the related IT dependent manual and application controls that relied on the affected ITGCs, or on information generated by IT systems with affected ITGCs could have been adversely impacted, and were also deemed to be ineffective.
Notwithstanding the identified material weakness, management does not believe that the deficiencies had an adverse effect on our reported operating results or financial condition, and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition and results of operations at and for the period presented.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of our internal control over financial reporting as of May 30, 2026, which is included in Item 9 of this Annual Report on Form 10-K.
Management's Plan to Remediate the Material Weakness
Our remediation efforts are ongoing and we will continue our initiatives to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. We are committed to making the necessary changes and improvements to our system of controls to address the material weakness in internal control over financial reporting described above.
Our emphasis of designing and implementing improved processes and controls will involve but is not limited to the following:

•Enhance the design of our user access controls, including limiting privileged access to only appropriate personnel, defining and maintaining access profiles commensurate with job responsibilities, and increasing the frequency of user access review controls.
•Improve audit logging across our financial applications and IT systems to enhance the completeness and traceability of user access changes and system and program changes.
•Establish guidance and standardized procedures for the performance of user access and change management reviews and perform ongoing training with control operators to improve documentation to support effective control activities, including evidence over the completeness and accuracy of reports used by the Company when conducting such reviews
•Enhance our segregation of duties review process.
We are in the process of implementing the remediation activities as of the date of this report and believe that upon completion, we will have strengthened our ITGCs to address and successfully remediate the identified material weakness. However, a control weakness is not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation activities as early as practicable in the fiscal year 2027. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.
Changes in Internal Control Over Financial Reporting
Other than the changes associated with the material weakness and remediation actions noted above, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended May 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures, and Internal Controls Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Resources Connection, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Resources Connection, Inc. and its subsidiaries’ internal control over financial reporting as of May 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Resources Connection, Inc. and its subsidiaries (the Company) has not maintained effective internal control over financial reporting as of May 30, 2026, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not design and maintain effective controls over information technology general controls (ITGCs) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, the Company did not design and maintain effective controls over user access and program change management for financial applications, programs and data, including controls to appropriately restrict access to authorized personnel and controls to appropriately identify, test, authorize, approve and implement system changes. Business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ITGCs could have been adversely impacted, and were also deemed to be ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 30, 2026, the related consolidated statements of operations and comprehensive loss, changes in stockholders‘ equity and cash flows, for the year in the period ended May 30, 2026. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2026 consolidated financial statements, and this report does not affect our report dated July 24, 2026, which expressed an unqualified opinion thereon.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Irvine, California

July 24, 2026

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
Reference is made to the information regarding directors appearing under the caption “PROPOSAL 1. ELECTION OF DIRECTORS,” and to the information under the captions “EXECUTIVE OFFICERS,” “BOARD OF DIRECTORS,” “BOARD OF DIRECTORS — AUDIT COMMITTEE,” and “BOARD OF DIRECTORS — INSIDER TRADING POLICY SUMMARY,” "DELINQUENT SECTION 16(A) REPORTS," in each case in the Company’s proxy statement related to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2026, which information is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information appearing under the captions “EXECUTIVE COMPENSATION—COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION TABLES FOR FISCAL 2026,” “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL,” “CEO PAY RATIO DISCLOSURE,” “PAY VERSUS PERFORMANCE DISCLOSURE” and “DIRECTOR COMPENSATION” and "DIRECTOR COMPENSATION TABLE- FISCAL 2026," in each case, in the Company’s proxy statement related to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2026, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information appearing under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the proxy statement related to the Company’s 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2026, is incorporated herein by reference.
There are no arrangements, known to the Company, which might at a subsequent date result in a change in control of the Company.
The following table sets forth, for the Company’s compensation plans under which equity securities of the Company are authorized for issuance, the number of shares of the Company’s common stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants as of May 30, 2026:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,508,471	(1)	$17.18	(2)	1,230,931	(3)

Equity compensation plans not approved by security holders	-		-		-
Total	3,508,471		$17.18		1,230,931
____________________________________________________________________________________
(1)This amount consists of (i) 2,457,982 shares of our common stock subject to unvested restricted stock units and performance stock units granted under the 2020 Plan (with performance stock units assumed to be forfeited without vesting as the threshold level of performance was not achieved as of May 30, 2026) and (ii) 1,050,489 shares of our common stock subject to stock options granted under the 2014 Plan. This amount does not include 675,161 shares of our common stock issued and outstanding pursuant to unvested restricted stock awards under the 2020 Plan and it does not include 176,986 cash-settled Stock Units issued and outstanding under our Directors Deferred Compensation Plan.
(2)This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock awards, restricted stock units and performance stock unit awards issued under the 2014 Plan and the 2020 Plan and the cash-settled Stock Units issued under our Directors Deferred Compensation Plan.
(3)This amount consists of 303,269 shares available for issuance under our ESPP and 927,662 shares available for issuance under the 2020 Plan. Shares available under the 2020 Plan generally may be used for any type of award authorized under that plan including stock options, restricted stock, stock bonuses, performance stock, performance stock units, restricted stock units, phantom stock and other forms of awards granted or denominated in our common stock.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information appearing under the captions “BOARD OF DIRECTORS — DIRECTOR INDEPENDENCE” and “POLICY REGARDING TREATMENT OF RELATED PARTY TRANSACTIONS” in the proxy statement related to the Company’s 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2026, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Our independent registered public accounting firm is Ernst & Young LLP, Irvine CA, Auditor firm ID: 42.
The information appearing under the caption “ INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the proxy statement related to the Company’s 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended May 30, 2026, is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1.Financial Statements.
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 30, 2026 and May 31, 2025
Consolidated Statements of Operations for the years ended May 30, 2026, May 31, 2025 and May 25, 2024
Consolidated Statements of Comprehensive Income for the years ended May 30, 2026, May 31, 2025 and May 25, 2024
Consolidated Statements of Stockholders’ Equity for the years ended May 30, 2026, May 31, 2025 and May 25, 2024
Consolidated Statements of Cash Flows for the years ended May 30, 2026, May 31, 2025 and May 25, 2024
Notes to Consolidated Financial Statements
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

4.2	Description of Resources Connection, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on July 28, 2025).
10.1
Revolving Credit, Guaranty and Security Agreement, dated as of July 15, 2026, by and among, Resources Connection, Inc. and Resources Connection LLC, as borrowers, Veracity Consulting Group, LLC and Reference Point LLC, as guarantors, the financial institutions party thereto as lenders, and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2026).

10.2+*	Resources Connection, Inc. Directors’ Compensation Policy (Revised April 23, 2026).
10.3+	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2021).

10.4+
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2008).

10.5+
Resources Connection, Inc. 2019 Employee Stock Purchase Plan (as amended and restated on August 18, 2022) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2022).

10.6+
Resources Connection, Inc. 2020 Performance Incentive Plan (as amended and restated on August 22, 2024) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2024).

10.7+
2021 Form of Notice of Grant and Terms and Conditions of Restricted Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2021).

10.8+
Form of Notice of Grant and Terms and Conditions of Performance Stock Unit Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2023).

10.9+
Non-Employee Director Restricted Stock Award Program and Notice of Grant and Terms and Conditions of Non- Employee Director Restricted Stock Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended May 27, 2023).

10.10+
2020 Form of Restricted Stock Award Terms and Conditions under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended May 29, 2021).

10.11+
2021 Form of Notice of Grant and Terms and Conditions of Restricted Stock Award under the Resources Connection, Inc. 2020 Performance Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2021).

10.12+	Resources Connection, Inc. 2014 Performance Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on October 28, 2014).
10.13+
Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.14+
Resources Connection, Inc. 2014 Performance Incentive Plan - Canada Terms and Conditions of Nonqualified Stock Option (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.15+
Resources Connection, Inc. 2014 Performance Incentive Plan Terms and Conditions of Nonqualified Stock Option (Netherlands) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended May 26, 2018).

10.16
Cooperation Agreement, dated June 26, 2025, by and among Resources Connection, Inc., Circumference Group Holdings LLC, Circumference Group LL, CG Core Value GP LLC, CG Core Value Fund LP and Jeffery H. Fox (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2025).

10.17+
Transition Agreement by and between the Company and Kate W. Duchene, dated as of October 31, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 3, 2025)

10.18+
Employment Agreement by and between the Company and Roger Carlile, dated as of October 31, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 3, 2025)

10.19+
Employment Agreement dated October 21, 2022 between Jennifer Y. Ryu, Resources Connection, Inc. and Resources Connection LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 21, 2022).

10.20+
Retention Agreement between the Company and Jennifer Ryu, dated as of February 6, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2026).

10.21+
Separation and General Release Agreement between the Company and Bhadreskumar Patel, dated as of March 3, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2024).
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (RSM US LLP).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Regarding the Recoupment of Certain Compensation Payments (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2024).
101.INS*	XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.DEF*	XBRL Taxonomy Extension Definition.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: July 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROGER CARLILE	President, Chief Executive Officer and Director	July 24, 2026
Roger Carlile	(Principal Executive Officer)

/S/ JENNIFER RYU	Executive Vice President and Chief Financial Officer	July 24, 2026
Jennifer Ryu	(Principal Financial Officer and Principal Accounting Officer)

/S/ SUSAN M. COLLYNS	Director	July 24, 2026
Susan M. Collyns

/s/ JEFFREY H. FOX	Director	July 24, 2026
Jeffrey H. Fox

/s/ FILIP J.L. GYDE	Director	July 24, 2026
Filip J.L. Gyde

/S/ ROBERT KISTINGER	Director	July 24, 2026
Robert Kistinger

/S/ LISA PIEROZZI	Director	July 24, 2026
Lisa Pierozzi

/S/ A. ROBERT PISANO	Director	July 24, 2026
A. Robert Pisano

/S/ MARCO VON MALTZAN	Director	July 24, 2026
Marco von Maltzan