Form 10-Q
period 2026-08-29
RESOURCES CONNECTION, INC.
filed 2026-10-07
CIK 1084765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2026
OR
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
As of September 30, 2026, 34,701,302 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

RESOURCES CONNECTION, INC.

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
RESOURCES CONNECTION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value per share)

	August 29, 2026	May 30, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,229	$82,372
Trade accounts receivable, net of allowances of $1,380 and $1,339 as of August 29, 2026 and May 30, 2026, respectively	69,735	71,923
Prepaid expenses and other current assets	10,331	10,551
Income taxes receivable	4,483	4,708
Total current assets	145,778	169,554
Goodwill	28,757	28,757
Intangible assets, net	14,516	15,150
Property and equipment, net	3,448	3,441
Operating lease right-of-use assets, net	17,080	17,289
Deferred tax assets	9,293	9,346
Other non-current assets	13,024	13,862
Total assets	$231,896	$257,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$10,393	$12,024
Accrued salaries and related obligations	25,533	37,398
Operating lease liabilities, current	5,018	4,566
Other current liabilities	10,150	13,467
Total current liabilities	51,094	67,455
Operating lease liabilities, non-current	17,483	17,956
Deferred tax liabilities	35	192
Other non-current liabilities	2,009	2,022
Total liabilities	70,621	87,625
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.01 par value, 70,000 shares authorized; 38,557 and 38,295 shares issued, and 34,702 and 34,440 shares outstanding as of August 29, 2026 and May 30, 2026, respectively	386	383
Additional paid-in capital	415,113	412,770
Accumulated other comprehensive loss	(16,977)	(16,741)
Accumulated deficit	(184,865)	(174,256)
Treasury stock at cost, 3,855 and 3,855 shares as of August 29, 2026 and May 30, 2026, respectively	(52,382)	(52,382)
Total stockholders’ equity	161,275	169,774
Total liabilities and stockholders’ equity	$231,896	$257,399
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	August 29, 2026	August 30, 2025
Revenue	$98,086	$120,229
Cost of services	61,420	72,760
Gross profit	36,666	47,469
Selling, general and administrative expenses	43,076	47,916
Amortization expense	634	1,193
Depreciation expense	263	348
Loss from operations	(7,307)	(1,988)
Interest expense, net	240	44
Other income	(19)	(104)
Loss before income tax expense	(7,528)	(1,928)
Income tax expense	442	477
Net loss	$(7,970)	$(2,405)

Net loss per common share:
Basic	$(0.23)	$(0.07)
Diluted	$(0.23)	$(0.07)

Weighted-average number of common and common equivalent shares outstanding:
Basic	34,554	33,062
Diluted	34,554	33,062

Cash dividends declared per common share	$0.07	$0.07
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	August 29, 2026	August 30, 2025

Net loss	$(7,970)	$(2,405)
Foreign currency translation adjustment, net of tax	(236)	767
Total comprehensive loss	$(8,206)	$(1,638)
The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended August 29, 2026
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at May 30, 2026	38,295	$383	$412,770	3,855	$(52,382)	$(16,741)	$(174,256)	$169,774
Stock-based compensation expense	-	-	1,424	-	-	-	-	1,424
Issuance of common stock purchased under Employee Stock Purchase Plan	223	2	867	-	-	-	-	869
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	39	1	(159)	-	-	-	-	(158)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	-	(2,428)	(2,428)
Dividend equivalents on equity awards	-	-	211	-	-	-	(211)	-
Currency translation adjustment	-	-	-	-	-	(236)	-	(236)
Net loss for the three months ended August 29, 2026	-	-	-	-	-	-	(7,970)	(7,970)
Balances at August 29, 2026	38,557	$386	$415,113	3,855	$(52,382)	$(16,977)	$(184,865)	$161,275

	For the Three Months Ended August 30, 2025
	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at May 31, 2025	37,027	$370	$400,180	3,952	$(54,031)	$(17,863)	$(121,575)	$207,081
Stock-based compensation expense	-	-	2,255	-	-	-	-	2,255
Issuance of common stock purchased under Employee Stock Purchase Plan	241	2	1,076	-	-	-	-	1,078
Issuance of restricted stock	-	-	-	(19)	321	-	(321)	-
Issuance of common stock upon vesting of equity awards, net of shares withheld to cover taxes	56	1	(82)	-	-	-	-	(81)
Cash dividends declared ($0.07 per share)	-	-	-	-	-	-	(2,336)	(2,336)
Dividend equivalents on equity awards	-	-	244	-	-	-	(244)	-
Currency translation adjustment	-	-	-	-	-	767	-	767
Net loss for the three months ended August 30, 2025	-	-	-	-	-	-	(2,405)	(2,405)
Balances at August 30, 2025	37,324	$373	$403,673	3,933	$(53,710)	$(17,096)	$(126,881)	$206,359

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCES CONNECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	August 29, 2026	August 30, 2025
Cash flows used in operating activities:
Net loss	$(7,970)	$(2,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	897	1,541
Amortization of right-of-use assets	1,074	1,445
Stock-based compensation expense	1,422	2,281
Deferred income taxes	(149)	(58)
Other, net	(312)	127
Changes in operating assets and liabilities:
Trade accounts receivable	2,140	5,683
Prepaid expenses and other current assets	218	802
Income taxes	(186)	162
Other assets	1,541	581
Accounts payable and other accrued expenses	(1,618)	(1,544)
Accrued salaries and related obligations	(12,028)	(15,838)
Other liabilities	(3,890)	(609)
Net cash used in operating activities	(18,861)	(7,832)

Cash flows from investing activities:
Net proceeds from sale of assets	25	—
Investments in property and equipment and internal-use software	(294)	(121)
Net cash used in investing activities	(269)	(121)

Cash flows from financing activities:
Proceeds from issuance of common stock under Employee Stock Purchase Plan	869	1,078
Payment of debt issuance costs	(336)	(316)
Payment of cash dividends	(2,412)	(2,316)
Net cash used in financing activities	(1,879)	(1,554)

Effect of exchange rate changes on cash and cash equivalents	(134)	878
Net decrease in cash and cash equivalents	(21,143)	(8,629)
Cash and cash equivalents at beginning of period	82,372	86,147
Cash and cash equivalents at end of period	$61,229	$77,518

Supplemental cash flow disclosures
Income taxes paid, net	$755	$347
Interest paid	$33	$88
Non-cash investing and financing activities
Dividends declared, not paid	$2,440	$2,336
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
The Company’s fiscal year consists of 52 or 53 weeks, ending on the Saturday in May closest to May 31. The first quarters of fiscal 2027 and 2026 each consisted of 13 weeks. The Company’s fiscal year 2027 will consist of 52 weeks.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited financial statements of the Company as of and for the three months ended August 29, 2026 and August 30, 2025 have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements include all adjustments (consisting only of normal recurring adjustments) the Company’s management considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods and the rules of the Securities and Exchange Commission ("SEC"). The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The fiscal 2026 year-end balance sheet data was derived from audited consolidated financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
The unaudited consolidated results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended May 30, 2026, which are included in the Company’s Annual Report on Form 10-K (“Fiscal Year 2026 Form 10-K”) filed with the SEC on July 24, 2026 (File No. 000-32113).
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

Significant Accounting Policies
A complete listing of the Company’s significant accounting policies is discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Fiscal Year 2026 Form 10-K.
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
During fiscal 2026, the Company entered into a sublease at certain of its office locations in connection with its restructuring activities and the sale of Sitrick. Due to the change in future use of the impacted office spaces, management assessed recoverability of the related right-of-use assets in accordance with the Company's policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with the sublease of the right-of-use assets, management determined that the carrying value of the assets was not recoverable. The fair value was based on observable market rates of the assets in the area of the office locations. The Company did not record any impairment of long-lived assets during the three months ended August 29, 2026 or August 30, 2025.
Goodwill and Intangible Assets
Goodwill is recorded at the time of an acquisition and is calculated as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization but the carrying value is tested for impairment on an annual basis, as of the first day of the fourth quarter, or more frequently if the Company believes indicators of impairment exist. There were no impairment indicators during the three months ended August 29, 2026 and August 30, 2025 within the operating segment where the remaining goodwill resides and as such, the Company did not perform an interim goodwill impairment analysis in the first quarters of fiscal 2027 and 2026.
The Company’s identifiable intangible assets include customer contracts and relationships, and computer software, including internally-developed software. These assets are amortized on a straight-line basis over lives ranging from one to twelve years. For intangible assets subject to amortization, if the estimated undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. The Company reviewed its intangible assets and did not identify any impairment indicators during the three months ended August 29, 2026 and August 30, 2025.
Capitalized Hosting Arrangements
The capitalized hosting arrangements costs are primarily related to the Company's implementation of a cloud-based enterprise resource planning system and talent acquisition and management system. Such costs include third party implementation costs and costs associated with internal resources directly involved in the implementation. Capitalized hosting arrangements are stated at historical cost and amortized on a straight-line basis over an estimated useful life of the expected term of the hosting arrangement, taking into consideration several other factors such as, but not limited to, options to extend the hosting arrangement or options to terminate the hosting arrangement. The amortization of capitalized implementation costs for hosting arrangements will commence when the systems are ready for their intended use and are presented in selling, general and administrative expenses in the Company's Consolidated Statements of Operations consistent with the presentation for expensing the fees for the associated hosting arrangement.
As of August 29, 2026 and May 30, 2026, the capitalized costs related to hosting arrangements, net of accumulated amortization, were $14.9 million and $15.7 million, respectively. These capitalized hosting arrangements are included in prepaid expenses and other current assets and other non-current assets on the Consolidated Balance Sheets. The Company incurred $0.8 million of amortization expense during both the three months ended August 29, 2026 and August 30, 2025, related to these arrangements.
Restructuring Charges
Restructuring charges incurred by the Company are associated with transformation initiatives and consist primarily of severance costs for reductions in force and professional fees incurred in connection with the initiative. The Company evaluates the nature of the severance costs to determine if they relate to ongoing benefit arrangements, which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"), or one-time benefit arrangements, which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company records a liability for ongoing employee termination benefits when it is probable that an employee is entitled to them and the amount of the benefit can be reasonably estimated. One-time employee termination costs are recognized when management has communicated the termination plan to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. All other related costs are recognized when incurred. Restructuring charges are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 8, Restructuring and Transformation Initiative, for additional information on restructuring charges.
Expected Credit Losses
Beginning with the quarter ended August 29, 2026, the Company adopted Accounting Standards Update ("ASU") 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), and elected the practical expedient that allows the Company, when estimating expected credit losses, to assume the current conditions as of the balance sheet date will remain unchanged for the remaining life of a financial asset.
The Company estimates expected credit losses on trade accounts receivable and contract assets using historical loss experience, customer-specific collectability assessments, current conditions, and reasonable and supportable forecasts. Receivables with similar risk characteristics are pooled and evaluated using loss rates by aging category, while specific reserves are recorded for receivables with identified collection risks. The allowance for credit losses is determined based on these analyses and management's evaluation of relevant qualitative and macroeconomic factors.
Recently Adopted Accounting Guidance
In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 was effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. The Company adopted this guidance, electing the practical expedient, in the first quarter of fiscal 2027 and applied the guidance prospectively. The adoption did not have a material impact on the Company's consolidated financial statements and disclosures.
3. Revenue Recognition
The timing of revenue recognition, billings and cash collections affects the recognition of trade accounts receivable, contract assets and contract liabilities.
Contract assets represent the Company’s rights to consideration for completed performance under the contract (i.e., unbilled receivables), in which the Company has transferred control of the product or services before there is an unconditional right to payment. Contract assets were $22.5 million and $21.3 million as of August 29, 2026 and May 30, 2026, respectively, which were included in trade accounts receivable in the Consolidated Balance Sheets.
Contract liabilities represent deferred revenue when cash is received in advance of performance and are presented in other current liabilities in the Consolidated Balance Sheets. Contract liabilities were $4.7 million and $4.3 million as of August 29, 2026 and May 30, 2026, respectively. Revenue recognized during the three months ended August 29, 2026 that was included in deferred revenue as of May 30, 2026 was $0.8 million. Revenue recognized during the three months ended August 30, 2025 that was included in deferred revenue as of May 31, 2025 was $1.8 million.
4. Long-Term Debt
On July 15, 2026, the Company, Resources Connection LLC, and the Company’s other domestic subsidiaries entered into a Revolving Credit, Guaranty and Security Agreement (the “2026 Credit Facility”) with the financial institutions party thereto (the “Lenders”), and PNC Bank, National Association, as agent for the Lenders. The 2026 Credit Facility provides for secured revolving loans, available in an amount up to the lesser of $30.0 million and a borrowing base formula tied to eligible receivables and eligible unbilled receivables and subject to established reserves, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $15.0 million sublimit for swing loans. The 2026 Credit Facility also includes an uncommitted option at any time prior to the third anniversary of the closing date to increase the amount of the revolving loans up to an additional $20.0 million; provided that the Company may not increase the 2026 Credit Facility more than two times during the term of the 2026 Credit Facility. The proceeds of the 2026 Credit Facility may be used to pay fees and expenses in connection with the transaction, provide for the Company’s working capital needs and reimburse drawings under letters of credit, finance a portion of future capital expenditures, and finance permitted dividends and distributions. The 2026 Credit Facility is scheduled to mature July 15, 2031.
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
In connection with entry into the 2026 Credit Facility, the Company terminated the 2025 Credit Facility, as defined below. The termination was accounted for as an extinguishment of the facility in accordance with the applicable accounting guidance. Accordingly, the Company recognized $0.3 million for the write-off of original debt issuance costs associated with the extinguishment within interest expense during the three months ended August 29, 2026. Debt issuance costs of $0.3 million were incurred in connection with entry into the 2026 Credit Facility and will be amortized to interest expense over the remaining term of the 2026 Credit Facility.
Prior to July 15, 2026, the Company had a revolving credit facility with Bank of America, N.A., pursuant to the terms of the credit agreement dated July 2, 2025, by and among the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, the lenders party thereto and Bank of America, N.A. as administrative agent, L/C issuer and the swingline lender (the “2025 Credit Facility”). The 2025 Credit Facility provided for a secured revolving loan, available in an amount up to the lesser of $50.0 million and a borrowing base formula tied to eligible receivables, which included a $10.0 million sublimit for the issuance of standby letters of credit. The 2025 Credit Facility also included an option to increase the amount of the revolving loan up to an additional $15.0 million. The 2025 Credit Facility maturity date was November 30, 2029. The obligations under the 2025 Credit Facility were secured by substantially all assets of the Company, Resources Connection LLC and all of the Company’s domestic subsidiaries.
As of August 29, 2026, the Company was compliant with all financial covenants under the 2026 Credit Facility. The Company had no debt outstanding under the 2026 Credit Facility as of August 29, 2026 and no debt outstanding under the 2025 Credit Facility as of May 30, 2026. However, the Company had $0.8 million of stand-alone letters of credit with Bank of America as of August 29, 2026 and $0.7 million of outstanding letters of credit issued under the 2025 Credit Facility as of May 30, 2026. As of August 29, 2026, there was $24.1 million of available borrowing capacity under the 2026 Credit Facility.
5. Income Taxes

For the three months ended August 29, 2026, the Company's income tax expense was $0.4 million with an effective tax rate of 5.9%, and for the three months ended August 30, 2025, the Company's income tax expense was $0.5 million with an effective tax rate of 24.7%.

The income tax expense in both fiscal 2027 and fiscal 2026 was primarily attributable to income tax expense from profitable foreign jurisdictions, while losses in certain domestic and foreign jurisdictions do not result in a tax benefit due to the existence of valuation allowances.

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

The Company’s total liability for unrecognized gross tax benefits, including accrued interest and penalties, was $1.2 million as of August 29, 2026 and May 30, 2026, which, if ultimately recognized, would impact the effective tax rate in future periods. The unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets. None of the unrecognized tax benefits are considered short-term liabilities as the Company does not anticipate any cash payments to settle the liability within the next 12 months.
6. Stockholders' Equity
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
No shares of the Company's common stock were purchased under the Stock Repurchase Programs during the three months ended August 29, 2026 and August 30, 2025. As of August 29, 2026, approximately $79.2 million remained available for future repurchases of the Company’s common stock under the Stock Repurchase Programs.
Quarterly Dividend
Subject to approval each quarter by the Company's Board of Directors, the Company pays a regular dividend. On August 6, 2026, the Board of Directors approved a regular quarterly dividend of $0.07 per share of the Company’s common stock. The dividend was paid on October 1, 2026 to stockholders of record at the close of business on September 3, 2026. As of both August 29, 2026 and May 30, 2026, $2.4 million was accrued and recorded in other current liabilities in the Company’s Consolidated Balance Sheets for dividends declared but not yet paid. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon the Company’s financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the 2026 Credit Facility and other agreements, and other factors deemed relevant by the Board of Directors.

7. Loss Per Common Share

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

During the three months ended August 29, 2026 and August 30, 2025, the Company incurred a net loss, and as a result potentially dilutive common shares issuable from the assumed exercise of stock options and the assumed release of shares of common stock under the outstanding ESPP, RSAs, RSUs, and PSUs awards were not included in the diluted shares used to calculate net loss per share, as their inclusion would have been anti-dilutive.

The following table summarizes the calculation of net loss per common share for the three months ended August 29, 2026 and August 30, 2025 (in thousands, except per share amounts):

	Three Months Ended
	August 29, 2026	August 30, 2025

Net loss	$(7,970)	$(2,405)
Weighted-average shares, basic and diluted	34,554	33,062
Net loss per common share:
Basic and diluted	$(0.23)	$(0.07)
Anti-dilutive shares not included above	1,741	3,235
8. Restructuring and Transformation Initiative

In fiscal 2026, the Company engaged in a transformation initiative to redesign and streamline its operating model to achieve a reduced cost structure, as well as to integrate the consulting capabilities of Reference Point LLC, a company acquired in July 2024, into the existing consulting business to form a more cohesive consulting segment (the "2026 Transformation Initiative"). As part of this initiative, the Company conducted a comprehensive review of its global operations. In connection with this effort, the Company executed workforce reductions throughout fiscal 2026.

Activity under the 2026 Transformation Initiative represents ongoing benefit arrangements, which are accounted for under ASC 712. All costs associated with the 2026 Transformation Initiative were recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The Company incurred severance and benefits costs of $0.4 million in connection with the 2026 Transformation Initiative during the three months ended August 29, 2026. No restructuring costs were incurred during the three months ended August 30, 2025.

The liability for restructuring charges as of August 29, 2026 under the 2026 Transformation Initiative was related to severance and benefits costs related to the fiscal 2026 reduction in force and was recorded in accounts payable and other accrued expenses on the Company's Consolidated Balance Sheets. The table below summarizes the restructuring liability (in thousands):

Employee Termination Costs
Balance as of May 30, 2026	$2,258
Restructuring charges	417
Payments	(1,630)
Balance as of August 29, 2026	$1,045

The Company currently expects its transformation efforts to be substantially complete in fiscal 2027, though the scope, timing, and impact of such actions may evolve as the review progresses.

9. Stock-Based Compensation Plans
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
Awards under the 2020 Plan may include, but are not limited to, stock options, stock appreciation rights, restricted stock, performance stock, stock units, stock bonuses and other forms of awards granted or denominated in shares of common stock or units of common stock, as well as certain cash bonus awards. Historically, the Company has granted RSA, RSUs and stock option awards under the 2020 Plan that typically vest in equal annual installments, and PSU awards under the 2020 Plan that vest upon the achievement of certain Company-wide performance targets at the end of the defined performance period. Stock option grants typically terminate ten years from the date of grant. Vesting periods for RSA, RSU and stock option awards range from three to four years. The performance period for the PSU awards is three years. As of August 29, 2026, there were 1,122,422 shares available for further award grants under the 2020 Plan (with outstanding PSUs counted for this purpose based on the target number of shares granted).
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
Stock-based compensation expense included in selling, general and administrative expenses was $1.4 million and $2.3 million for the three months ended August 29, 2026 and August 30, 2025, respectively. These amounts consisted of stock-based compensation expense related to employee stock options, RSAs, RSU awards and PSU awards under the 2020 Plan and Prior Plans, employee stock purchases made via the ESPP, and stock units credited under the Directors Deferred Compensation Plan.
Stock Options
The following table summarizes the stock option activity for the three months ended August 29, 2026 (in thousands, except weighted-average exercise price):

	Number of Options	Weighted-Average Exercise Price
Awards outstanding at May 30, 2026	1,050	$17.18
Exercised	—	$—
Forfeited	—	$—
Expired	(124)	$17.51
Awards outstanding at August 29, 2026	926	$17.13
Exercisable at August 29, 2026	926	$17.13
Vested and expected to vest at August 29, 2026 (1)	926	$17.13
(1)As of August 29, 2026, all outstanding options have vested, and there was no unrecognized compensation cost related to unvested and outstanding employee stock options.
Valuation and Expense Information for Stock Based Compensation Plans
There were no employee stock options granted during the three months ended August 29, 2026.

Employee Stock Purchase Plan
On October 20, 2022, the Company’s stockholders approved an amendment and restatement of the ESPP that increased the number of shares authorized for issuance under the ESPP by 1,500,000, resulting in a maximum number of shares of the Company’s common stock authorized for issuance under the ESPP of 3,325,000 shares.
The Company’s ESPP allows qualified employees (as defined in the ESPP) to purchase designated shares of the Company’s common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. The Company issued 222,753 and 240,674 shares of common stock pursuant to the ESPP during the three months ended August 29, 2026 and August 30, 2025, respectively. There were 80,516 shares of common stock available for issuance under the ESPP as of August 29, 2026.
Restricted Stock Awards
The following table summarizes the activities for the RSAs for the three months ended August 29, 2026 (in thousands, except weighted-average grant-date fair value):

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 30, 2026	171	$6.83
Granted	—	$—
Vested	(7)	$7.54
Forfeited	—	$—
Unvested as of August 29, 2026	164	$6.80
Expected to vest as of August 29, 2026	131	$6.61
As of August 29, 2026, there was $0.8 million of total unrecognized compensation costs related to unvested RSAs. The cost is expected to be recognized over a weighted-average period of 1.67 years. There were no RSAs granted during the three months ended August 29, 2026. The weighted average estimated fair value per share of RSA granted during the three months ended August 30, 2025 was $5.46.
Stock Units
The Company may issue either equity-classified restricted stock units ("RSUs"), which are awards granted to employees under the 2020 Plan that settle in shares of the Company’s common stock, or liability-classified stock units, which are awards credited to Board of Director members under the Directors Deferred Compensation Plan that settle in cash.
The Company also grants RSUs to its employees under the 2020 Plan, which are classified as equity awards. The following table summarizes the activities for the unvested stock units, including both equity-classified RSUs and liability-

classified stock units ("Stock Units"), for the three months ended August 29, 2026 (in thousands, except weighted-average grant-date fair value):

	Equity-Classified RSUs		Liability-Classified Stock Units		Total
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at May 30, 2026	2,262	$5.15	67	$7.50	2,329	$5.22
Granted (1)	40	$4.45	3	$4.23	43	$4.43
Vested	(135)	$9.44	(3)	$4.23	(138)	$9.33
Forfeited	(21)	$4.78	—	$—	(21)	$4.78
Unvested as of August 29, 2026	2,146	$5.01	67	$7.50	2,213	$5.09
Expected to vest as of August 29, 2026	2,134	$4.97	67	$7.50	2,201	$5.05
(1)Dividend equivalents are included in the granted shares.
As of August 29, 2026, there was $7.8 million of total unrecognized compensation costs related to unvested equity-classified RSUs. The cost is expected to be recognized over a weighted-average period of 1.57 years.
As of August 29, 2026, there was $0.3 million of total unrecognized compensation costs related to unvested liability-classified Stock Units. The cost is expected to be recognized over a weighted-average period of 1.29 years.
The weighted average estimated fair value per share of RSUs and Stock Units granted during the three months ended August 29, 2026 and August 30, 2025 was $4.43 and $5.07, respectively.
Performance Stock Units
The Company granted performance-based vesting restricted stock units ("PSUs") to certain members of management and other select employees. The total number of shares that will vest under the PSUs will be determined at the end of a three-year performance period based on the Company’s achievement of certain revenue and Adjusted EBITDA percentage targets over the performance period. The total number of shares that may be earned for these awards based on performance over the performance period ranges from zero to 150% of the target number of shares.
The following table summarizes the activities for the unvested PSUs for the three months ended August 29, 2026 (in thousands, except weighted-average grant-date fair value):

	Shares (1)	Weighted-Average Grant-Date Fair Value
Unvested at May 30, 2026	196	$11.08
Granted (2)	—	$—
Vested	—	$—
Forfeited	(102)	$13.06
Unvested as of August 29, 2026	94	$8.93
Expected to vest as of August 29, 2026	94	$8.93
(1)Shares are presented at the stated target, which represents the base number of shares that would vest. Actual shares that vest may be zero - 150% of the target based on the achievement of the specific company-wide performance targets.
(2)Dividend equivalents are included in the granted shares.
As of February 28, 2026, there was no unrecognized compensation costs related to unvested PSUs.

10. Commitments and Contingencies
Legal Proceedings
The Company is involved in certain legal matters in the ordinary course of business. In the opinion of management, all such matters, if disposed of unfavorably, would not have a material adverse effect on the Company’s financial position, cash flows or results of operations.
11. Segment Information and Enterprise Reporting

For fiscal 2027, the Company's operating segments are as follows:

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

Each of these operating segments reports through separate segment managers to the Company's Chief Executive Officer, who is designated as the Chief Operating Decision Maker ("CODM") for segment reporting purposes. The Company's reportable segments are comprised of On-Demand Talent, Consulting, Europe & Asia Pacific, and Outsourced Services. As a result of the sale of Sitrick on May 2, 2026, the “All Other” segment was eliminated as of May 30, 2026. Prior to the sale of Sitrick, Sitrick did not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick was disclosed under the “All Other” segment.
The tables below reflect the operating results of the Company’s segments consistent with the management and performance measurement system utilized by the Company. Performance measurement is based on segment Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before amortization expense, depreciation expense, interest and income taxes excluding stock-based compensation expense, amortized Enterprise Resource Planning (“ERP”) system costs, acquisition costs, gain on sale of assets, restructuring costs. Adjusted EBITDA at the segment level excludes certain shared corporate administrative costs that are not practical to allocate. The Company’s CODM does not evaluate segments using asset information.

The table below represents a reconciliation of Adjusted EBITDA to the Company's net loss for all periods presented (in thousands):

	Three Months Ended
	August 29, 2026	August 30, 2025
Revenue:
On-Demand Talent	$38,559	$44,442
Consulting	32,380	43,641
Europe & Asia Pacific	17,132	19,888
Outsourced Services	10,015	9,994
All Other	—	2,264
Total consolidated revenue	$98,086	$120,229

Adjusted EBITDA:
On-Demand Talent	$2,057	$4,422
Consulting	1,661	5,045
Europe & Asia Pacific	(119)	837
Outsourced Services	1,533	2,330
All Other	—	183
Unallocated items (1)	(8,756)	(9,752)
Adjustments:
Stock-based compensation expense	(1,422)	(2,281)
Amortized ERP system costs (2)	(702)	(702)
Acquisition costs (3)	(150)	(425)
Gain on sale of assets (4)	(76)	—
Restructuring costs (5)	(417)	—
Amortization expense	(634)	(1,193)
Depreciation expense	(263)	(348)
Interest income, net	(240)	(44)
Loss before income tax expense	(7,528)	(1,928)
Income tax expense	(442)	(477)
Net loss	$(7,970)	$(2,405)
(1) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.
(2) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to a newly implemented ERP system, which was recorded within selling, general, and administrative expenses on the Consolidated Statements of Operations.
(3) Acquisition costs primarily represent costs included in net loss related to the Company’s business acquisition of Reference Point. These costs include transaction bonuses and cash retention bonus accruals.
(4) Gain on sale of assets was related to the Company’s sale of Sitrick.
(5) Restructuring costs during the three months ended August 29, 2026 include employee termination costs incurred in connection with the reduction in force associated with the 2026 Transformation Initiative.

The tables below disclose the Company’s revenue, gross profit, significant expenses, and Adjusted EBITDA by segment (in thousands):

	Three Months Ended August 29, 2026
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$38,559	$32,380	$17,132	$10,015	$—
Cost of services	23,360	20,490	11,465	6,105	—
Gross Profit	15,199	11,890	5,667	3,910	—

Compensation, bonus and commissions (1)	10,727	7,581	4,039	1,833	—
Other segment expenses (2)	2,415	2,648	1,747	544	—
Adjusted EBITDA	$2,057	$1,661	$(119)	$1,533	$—

	Three Months Ended August 30, 2025
	On-Demand Talent	Consulting	Europe & Asia Pacific	Outsourced Services	All Other
Revenue	$44,442	$43,641	$19,888	$9,994	$2,264
Cost of services	26,617	26,571	12,923	5,537	1,112
Gross Profit	17,825	17,070	6,965	4,457	1,152

Compensation, bonus and commissions (1)	11,738	8,892	4,557	1,694	415
Other segment expenses (2)	1,665	3,133	1,571	433	554
Adjusted EBITDA	$4,422	$5,045	$837	$2,330	$183
(1)The significant expense category and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment expenses include occupancy expenses, business expenses, marketing expenses, recruiting expenses and other operating expenses.

The table below represents the Company’s revenue by geographic location (in thousands):

	Three Months Ended
	August 29, 2026	August 30, 2025
Revenues:
United States	$77,497	$95,556
International	20,590	24,673
Total	$98,087	$120,229
The table below presents the Company's long-lived assets, which consist of property and equipment and right of use assets, by geographic location (in thousands):

	Long-Lived Assets as of
	August 29, 2026	May 30, 2026
Long-lived assets:
United States	$18,122	$18,530
International	2,406	2,200
Total	$20,528	$20,730

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition, results of operations, and liquidity and capital resources for three months ended August 29, 2026 should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended May 30, 2026 filed with the Securities and Exchange Commission (“SEC”).
Forward-Looking Statements
This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to expectations concerning matters that are not historical facts. For example, statements discussing, among other things, expectations regarding our operating segments, expectations regarding our transformation efforts and the macroeconomic environment, expected costs and liabilities, business strategies, growth strategies and initiatives, future revenues and future performance, are forward-looking statements. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “forecast,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “remain,” “should,” “strategy,” “target,” “will,” “would,” or similar terms, future or conditional tense verbs or the negative of these terms or other comparable terminology. In this Quarterly Report on Form 10-Q, such statements include statements regarding our growth, operational and strategic plans.
Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, these statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements and those of our industry to differ materially from those expressed or implied by these forward-looking statements. Risks and uncertainties include, but are not limited to, the following: risks related to an economic downturn or deterioration of general macroeconomic conditions, the highly competitive nature of the market for professional services, risks related to the loss of a significant number of our consultants, or an inability to attract and retain new consultants, the possible impact on our business from the loss of the services of one or more key members of our senior management or key sales professionals, risks related to potential significant increases in wages or payroll-related costs, our ability to secure new projects from clients, our ability to achieve or maintain a suitable pay/bill ratio, our ability to compete effectively in the competitive bidding process, risks related to unfavorable provisions in our contracts which may permit our clients to, among other things, terminate the contracts partially or completely at any time prior to completion, our ability to realize the level of benefit that we expect from our restructuring initiatives, risks that our digital expansion and technology transformation efforts may not be successful, our ability to use artificial intelligence ("AI") and machine learning in our business, our ability to build an efficient support structure as our business continues to grow and transform, our ability to grow our business, manage our growth or sustain our current business, our ability to serve clients internationally, additional operational challenges from our international activities, possible disruption of our business from our past and future acquisitions, our potential inability to adequately protect our intellectual property rights, risks that our computer hardware and software and telecommunications systems are damaged, breached or interrupted, risks related to the failure to comply with data privacy laws and regulations and the adverse effect it may have on our reputation, results of operations or financial condition, our ability to comply with governmental, regulatory and legal requirements and company policies, the possible legal liability for damages resulting from the performance of projects by our consultants or for our clients’ mistreatment of our personnel, risks arising from changes in applicable tax laws or adverse results in tax audits or interpretations, the possible adverse effect on our business model from the reclassification of our independent contractors by foreign tax and regulatory authorities, the possible difficulty for a third party to acquire us and resulting depression of our stock price, the operating and financial restrictions from our credit facility, risks related to the variable rate of interest in our credit facility, the possible impact of activist shareholders, the possibility that we are unable to or elect not to pay our quarterly dividend payment, our ability to establish and maintain effective internal control over financial reporting, and other factors and uncertainties as are identified in our most recent Annual Report on Form 10-K for the year ended May 30, 2026, which was filed on July 24, 2026 ("Fiscal Year 2026 Form 10-K") and our other public filings made with the Securities and Exchange Commission ("SEC") (File No. 0-32113). Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business or operating results. Readers are cautioned not to place undue reliance on these forward-looking statements included herein, which speak only as of the date of this Quarterly Report. We do not intend, and undertake no obligation, to update the forward-looking statements in this filing to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, unless required by law to do so.
References in this filing to “Resources Global Professionals,” the “Company,” “we,” “us,” and “our” refer to Resources Connection, Inc. and its subsidiaries.

Overview
Resources Connection, Inc. (“RGP,” “we" or “us”) is a global professional services firm based in Dallas, Texas (with offices worldwide) with three decades of experience helping the world’s top organizations navigate change and seize opportunity. With three integrated offerings — On-Demand Talent, Consulting, and Outsourced Services — we provide CFOs and other C-suite leaders with the flexibility to solve today's most pressing challenges. The Company’s principal markets of operations are North America, Europe & Asia Pacific.
We operate under the following reporting units: (i) On-Demand Talent, (ii) Consulting, (iii) Europe & Asia Pacific, and (iv) Outsourced Services. Our previous reportable segments included Sitrick, a crisis communications and public relations firm, which did not individually meet the quantitative thresholds to qualify as a reportable segment (disclosed as "All Other"). On May 2, 2026, we completed the sale of 100% of the membership interests of Sitrick Group, LLC (“Sitrick”), to Sitrick, LLC, an entity owned by one of the original founders of Sitrick Group, LLC. The Company initiated the sale in connection with its broader transformation initiative to simplify its business portfolio. As a result of the sale of Sitrick, the All Other segment was eliminated as of May 30, 2026.

Fiscal 2027 Strategic Focus Areas
The change described above reflects the Company's ongoing transformation efforts and are relevant to the trends affecting our current results. For fiscal 2027, our strategy is organized around the following strategic focus areas:
•Scale Consulting solutions and continue evolving On-Demand Talent offerings to address the evolving needs of our clients;
•Ramp the investments we have made to strengthen go-to-market execution;
•Continue to simplify and optimize our business portfolio and cost structure; and
•Accelerate AI adoption to drive productivity internally and deliver greater value to our clients.

Scale Consulting solutions and continue evolving On-Demand Talent offerings to address the evolving needs of our clients – As business priorities continue to change, organizations are increasingly seeking support across finance, technology, data, AI and operational transformation initiatives. We continue to align and expand our Consulting and On-Demand Talent capabilities to support these priorities while leveraging the flexibility of our delivery model. Our core solutions include: enterprise resource planning ("ERP") and cloud finance systems modernization, financial planning and analysis enhancement, accounting close process optimization, technical accounting, post acquisitions integration, enterprise risk management, data strategy and analytics, and AI adoption and enterprise digital transformation. We also continue to expand and broaden the skillset of our consultant base to support areas of client demand, particularly in technology and AI-related disciplines.

Ramp the investments we have made to strengthen go-to-market execution — We made targeted investments beginning in the second half of fiscal 2026 to expand sales capacity and to enhance our consulting capabilities in areas including mergers and acquisitions, data analytics and AI. These investments are intended to strengthen our ability to support the evolving needs of our clients, broaden our service capabilities, and improve the effectiveness of our go-to-market efforts across our business.

Continue to simplify and optimize our business portfolio and cost structure – During fiscal 2026, we took action to simplify our operations and align our cost structure with market conditions. As we build on that progress in fiscal 2027, we remain focused on streamlining our operating model, aligning resources with our core service offerings and growth opportunities, and improving scalability across the organization. In May 2026, we completed the sale of the Sitrick practice following a review of our business portfolio. We will continue to improve the functionality, adoption and utilization of our recently implemented technology to drive further operating efficiencies.

Accelerate AI adoption to drive productivity internally and deliver greater value to our clients — During fiscal 2027, we are continuing to invest in AI capabilities that support our operations and client service offerings. Internally, we are continuing to leverage and implement new technology intended to improve productivity and accelerate delivery. Our focus is not only on AI adoption itself, but also on helping clients manage the broader business changes that AI creates. We are doing that through a combination of AI-specific offerings and our existing expertise in transformation, operations, talent, and governance.

Market Trends and Uncertainties
Against this strategic backdrop, the Company continues to operate in a macroeconomic environment characterized by moderate but uneven global growth. While demand for professional services remains resilient, clients are increasingly selective, prioritizing projects with near-term, measurable returns, particularly in areas such as AI, digital transformation, and cost optimization. This selectivity has contributed to variability in demand across service offerings. Additionally, heightened geopolitical tensions, fluctuations in currency exchange rates, recent U.S. government and policy changes, and tariff actions and broader trade-related uncertainty have contributed to economic disruption and uncertainty, which may impact client spending, project timing and overall demand for the Company's services. These factors may continue to negatively affect our financial results and operating cash flows.
Fiscal 2027 Developments

Management Changes

On September 1, 2026, Jennifer Y. Ryu submitted her resignation from her position as Executive Vice President and Chief Financial Officer of the Company effective October 2, 2026. Ms. Ryu will not receive severance benefits in connection with her separation. Effective October 3, 2026, Ms. Jessica Block, currently the Company’s Chief AI Officer, assumed the role of the Company’s Interim Chief Financial Officer to ensure continuity and continued focus on the Company's strategic priorities. Ms. Block will continue to report to the Company’s Chief Executive Officer.

On September 17, 2026, the Board of Directors appointed Ms. Trisha Jenks as the Company’s Chief Accounting Officer and principal accounting officer of the Company, effective October 3, 2026.
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of our Fiscal Year 2026 Form 10-K, and in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
There have been no material changes in our critical accounting policies, or in the estimates and assumptions underlying those policies, from those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of Part II of our Fiscal Year 2026 Form 10-K.
Non-GAAP Financial Measures

We use certain financial measures that are not calculated in accordance with GAAP to supplement the evaluation of our financial and operating performance. These non-GAAP financial measures should be considered in addition to, and not as substitute for, the most directly comparable measures prepared in accordance with GAAP. A non-GAAP financial measure is a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Operations; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable GAAP measure so calculated and presented.
The non-GAAP financial measures we use to evaluate our operating results are described below:
•Same-day constant currency revenue adjusts reported revenue for the impact of foreign currency fluctuations and differences in the number of business days between comparable periods:
◦Currency impact. To remove the impact of fluctuations in foreign currency exchange rates, we calculate same-day constant currency revenue, by applying the exchange rates in effect during the comparable prior period to the current period revenue.

◦Business days impact. To remove the effect of fluctuations caused by comparable periods having a different number of business days, we calculate same-day revenue as current period revenue, adjusted for currency impact, divided by the number of business days in the current period and multiplied by the number of business days in the comparable prior period. The number of business days in each respective period is provided in the “Number of Business Days” section in the table below.
•EBITDA is calculated as net income (loss) before amortization expense, depreciation expense, interest and income taxes.
•Adjusted EBITDA is calculated as EBITDA excluding stock-based compensation expense, amortized ERP system costs, acquisition costs, loss (gain) on sale of assets, restructuring costs, and other items we believe are not representative of the Company's core operations. We also present herein Adjusted EBITDA at the segment level as a measure used to assess the performance of our segments. Segment Adjusted EBITDA excludes certain shared corporate administrative costs that are not practical to allocate. See Note 11 – Segment Information and Enterprise Reporting in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.
•Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue.
Same-Day Constant Currency Revenue
We use same-day constant currency revenue to evaluate revenue trends on a more comparable and consistent basis. Revenue performance is primarily driven by change in billable hours and average bill rates. This measure is intended to improve comparability by excluding the effects of foreign currency fluctuations and differences in the number of business days between periods. We believe this measure provides more clarity to our investors in evaluating our core operating performance.
The following table reconciles same-day constant currency revenue, a non-GAAP financial measure, to revenue as reported in the Consolidated Statements of Operations, the most directly comparable GAAP financial measure, by segment (in thousands, except number of business days).

Revenue by Segment

	Three Months Ended
	August 29, 2026				August 30, 2025
	(Unaudited)				(Unaudited)
	As reported (GAAP)	Currency impact	Business days impact	Same-day constant currency revenue	As reported (GAAP)
On-Demand Talent	$38,559	$(73)	$—	$38,486	$44,442
Consulting	32,380	(148)	(5)	32,227	43,641
Europe & Asia Pacific	17,132	466	(360)	17,238	19,888
Outsourced Services	10,015	—	—	10,015	9,994
All Other	—	—	—	—	2,264
Total Consolidated	$98,086	$245	$(365)	$97,966	$120,229

Our fiscal quarters generally consist of 13 weeks each, except in fiscal years that include a 53rd week, during which we have one 14 week quarter. Despite the consistent number of weeks, the number of business days may vary between periods due to holidays. The table below sets forth the number of business days in each period by segment

	Three Months Ended
Number of Business Days	August 29, 2026	August 30, 2025
	(Unaudited)	(Unaudited)
On-Demand Talent (1)	64	64
Consulting (1)	64	64
Europe & Asia Pacific (2)	65	64
Outsourced Services (1)	64	64
All Other (1)	64	64
(1) This represents the number of business days in the U.S.
(2) The business days in international regions represent the weighted-average number of business days.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We use EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to assess core operating performance. We believe these measures provide investors with useful supplemental information to evaluate our performance across periods. The following table presents EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated and reconciles these measures to net loss and net loss margin, the most directly comparable GAAP financial measures (in thousands, except percentages).

	Three Months Ended
	August 29, 2026	% of Revenue (1)	August 30, 2025	% of Revenue (1)
	(Unaudited)		(Unaudited)
Net loss	$(7,970)	(8.1%)	$(2,405)	(2.0%)
Adjustments:
Amortization expense	634	0.6%	1,193	1.0%
Depreciation expense	263	0.3%	348	0.3%
Interest income, net	240	0.2%	44	—%
Income tax expense (benefit)	442	0.5%	477	0.4%
EBITDA	(6,391)	(6.5%)	(343)	(0.3%)
Stock-based compensation expense	1,422	1.4%	2,281	1.9%
Amortized ERP system costs (2)	702	0.7%	702	0.6%
Acquisition costs (3)	150	0.2%	425	0.4%
Gain on sale of assets (4)	76	0.1%	—	—%
Restructuring costs (5)	417	0.4%	—	—%
Adjusted EBITDA	$(3,624)	(3.7%)	$3,065	2.5%
(1)The percentage of revenue may not foot due to rounding.
(2)Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to a newly implemented ERP system, which was recorded within selling, general, and administrative ("SG&A") expenses on the Consolidated Statements of Operations.
(3)Acquisition costs primarily represent costs included in net loss related to the Company’s business acquisition of Reference Point. These costs include transaction bonuses and cash retention bonus accruals.
(4) Gain on sale of assets was related to the Company’s sale of Sitrick.
(5)Restructuring costs during the three months ended August 29, 2026 include employee termination costs incurred in connection with the reduction in force associated with the 2026 Transformation Initiative.
These non-GAAP financial measures are not measurements of financial performance or liquidity under GAAP and should not be considered in isolation or as substitutes for revenue, net income (loss) or other measures of financial performance or financial condition prepared in accordance with GAAP for purposes of analyzing our revenue, profitability or liquidity. These measures have limitations because they exclude items that affect our GAAP results and other companies may calculate these non-GAAP financial measures differently, which may limit their comparative measure. Because of these limitations, these non-GAAP financial measures should not be considered a substitute but supplemental to performance measures calculated in accordance with GAAP.

Results of Operations
Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Item 1A of Part I of our Fiscal Year 2026 Form 10-K and our other public filings made with the SEC. Due to these and other factors, we believe quarter-to-quarter comparisons of our results of operations may not be meaningful indicators of future performance.
The following table sets forth, for the periods indicated, our Consolidated Statements of Operations data. These historical results are not necessarily indicative of future results. Our operating results for the periods indicated are expressed as a percentage of revenue below (in thousands, except percentages).

	Three Months Ended
	August 29, 2026	% of Revenue (1)	August 30, 2025	% of Revenue (1)

	(Unaudited)		(Unaudited)
Revenue	$98,086	100.0%	$120,229	100.0%
Cost of services	61,420	62.6%	72,760	60.5%
Gross profit	36,666	37.4%	47,469	39.5%
Selling, general and administrative expenses	43,076	43.9%	47,916	39.9%
Amortization expense	634	0.6%	1,193	1.0%
Depreciation expense	263	0.3%	348	0.3%
Loss from operations	(7,307)	(7.4%)	(1,988)	(1.7%)
Interest expense, net	240	0.3%	44	0.1%
Other income	(19)	—%	(104)	—%
Loss before income tax expense	(7,528)	(7.7%)	(1,928)	(1.6%)
Income tax expense	442	0.5%	477	0.4%
Net loss	$(7,970)	(8.1%)	$(2,405)	(2.0%)
(1)The percentage of revenue may not foot due to rounding.
Consolidated Operating Results – Three Months Ended August 29, 2026 Compared to Three Months Ended August 30, 2025
Revenue

Revenue decreased $22.1 million, or 18.4%, to $98.1 million in the first quarter of fiscal 2027 from $120.2 million in the first quarter of fiscal 2026. On a same-day constant currency basis, revenue decreased by $22.3 million, or 18.5%. Billable hours decreased 13.2% year-over-year and the average bill rate for the first quarter of fiscal 2027 decreased 5.8% year over year, or 5.6% on a constant currency basis. The decline in billable hours reflects longer client decision-making timelines, delayed project starts, and lower project volume in Consulting, together with On-Demand Talent demand that remained below prior year levels but continued to show signs of stabilization. The average bill rate reflects a continued shift in the geographic revenue mix towards regions with lower bill rates and the May 2026 sale of Sitrick Group, LLC ("Sitrick").

Cost of Services

Cost of services decreased $11.3 million, or 15.6%, to $61.4 million for the first quarter of fiscal 2027 from $72.8 million in the first quarter of fiscal 2026. The decrease in cost of services was primarily attributable to a 13.2% decline in billable hours and a 5.1% decline in average pay rate.

Cost of services as a percentage of revenue was 62.6% for the first quarter of fiscal 2027 compared to 60.5% for the first quarter of fiscal 2026. The increase was primarily driven by lower utilization of salaried consultants, and to a lesser extent, a 0.2 percentage point increase in pay/bill ratio to 47.4% in the first quarter of fiscal 2027 from 47.2% in the first fiscal quarter of 2026.

The number of agile consultants on assignment during the first quarter of fiscal 2027 was 1,976 compared to 2,231 during the first quarter of fiscal 2026. The average number of salaried consultants during the first quarter of fiscal 2027 was 373 compared to 418 during the first quarter of fiscal 2026.

Selling, General and Administrative Expenses

SG&A expenses were $43.1 million, or 43.9% of revenue, for the first quarter of fiscal 2027 compared to $47.9 million, or 39.9% of revenue, for the first quarter of fiscal 2026. The $4.8 million improvement in SG&A expenses year-over-year was primarily driven by a $2.5 million decrease in employee compensation and benefits costs following the reductions in force in fiscal 2026, a $0.9 million decrease in stock-based compensation due to executive separations in fiscal 2026 that resulted in equity acceleration expenses, a $1.2 million decrease in the use of external and internal consultants that supported various internal business initiatives, and a $0.5 million decrease in facilities costs as a result of exiting certain offices, together with $0.6 million from other items, variable compensation and acquisition costs. These improvements were partially offset by a $0.6 million increase in business meeting expenses and a $0.4 million increase in restructuring costs related to ongoing activity associated with our efforts to achieve an improved cost structure.
Management and administrative headcount was 601 at the end of the first quarter of fiscal 2027 and 667 at the end of the first quarter of fiscal 2026.
The year-over-year decline in both SG&A expense and headcount primarily reflects the impact of workforce reductions and other restructuring actions initiated in fiscal 2026 and is not fully indicative of the Company's fiscal 2027 targeted investments to expand sales capacity and strengthen its consulting capabilities. These investments are being implemented in phases, and as a result, the quarter reflects only a partial-period impact of the related incremental costs.

Income Taxes

Income tax expense was $0.4 million for the first quarter of fiscal 2027, reflecting an effective tax rate of 5.9%, compared to an income tax expense of $0.5 million, or an effective tax rate of 24.7%, for the first quarter of fiscal 2026. The income tax expense in both quarters ended August 29, 2026 and August 30, 2025 was primarily attributable to income tax expense from profitable foreign jurisdictions, while losses in certain domestic and foreign jurisdictions did not result in a tax benefit due to the existence of valuation allowances.

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
Operating Results of Segments

The Company's operating segments as of August 29, 2026 are as follows:
•On-Demand Talent – provides businesses with a go-to source for bringing in experts when they need them, serving predominately the office of the CFO.

•Consulting – drives transformation across people, processes and technology in areas including finance, technology, digital and AI, risk and compliance, and operational performance.

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
During fiscal 2026, the Company had a Sitrick operating segment that did not individually meet the quantitative thresholds to qualify as a reportable segment. Therefore, Sitrick was disclosed under the “All Other” segment in fiscal 2026. On April 7, 2026, the Company entered into a Membership Interest Purchase Agreement with Sitrick and Sitrick, LLC (the “Buyer”), pursuant to which the Company agreed to sell 100% of the membership interests of Sitrick to the Buyer. The sale was completed on May 2, 2026. As a result of the sale of Sitrick, the "All Other" segment was eliminated as of May 30, 2026.

The following table presents our operating results by segment for the three months ended August 29, 2026 and August 30, 2025 (in thousands). Revenue information by segment, on a GAAP basis and on a same-day constant currency basis, is set forth above under “Non-GAAP Financial Measures — Same-Day Constant Currency Revenue.”

	Three Months Ended
	August 29, 2026	August 30, 2025
Adjusted EBITDA:	(Unaudited)	(Unaudited)
On-Demand Talent	$2,057	$4,422
Consulting	1,661	5,045
Europe & Asia Pacific	(119)	837
Outsourced Services	1,533	2,330
All Other	—	183
Unallocated items (1)	(8,756)	(9,752)

Adjustments:
Stock-based compensation expense	(1,422)	(2,281)
Amortized ERP system costs (2)	(702)	(702)
Acquisition costs (3)	(150)	(425)
Gain on sale of assets (4)	(76)	—
Restructuring cost (5)	(417)	—
Amortization expense	(634)	(1,193)
Depreciation expense	(263)	(348)
Interest expense	(240)	(44)
Loss before income tax expense	(7,528)	(1,928)
Income tax expense	(442)	(477)
Net loss	$(7,970)	$(2,405)
(1) Unallocated items are generally comprised of unallocated corporate administrative costs, including management and board compensation, corporate support function costs and other general corporate costs that are not allocated to segments.
(2) Amortized ERP system costs represent the amortization of capitalized technology transformation costs related to a newly implemented ERP system, which was recorded within selling, general, and administrative expenses on the Consolidated Statements of Operations.

(3) Acquisition costs primarily represent costs included in net loss related to the Company’s business acquisition of Reference Point. These costs include transaction bonuses and cash retention bonus accruals.

(4) Gain on sale of assets was related to the Company’s sale of Sitrick.

(5) Restructuring costs during the three months ended August 29, 2026 include employee termination costs incurred in connection with the reduction in force associated with the 2026 Transformation Initiative.

Revenue by Segment

On-Demand Talent – Revenue in the On-Demand Talent segment declined by $5.9 million or 13.2% (13.4% on a constant currency basis), to $38.6 million in the first quarter of fiscal 2027 compared to $44.4 million in the first quarter of fiscal 2026 due primarily to a decrease in billable hours of 16.4%, partially offset by an increase in the average bill rate of 4.1% (or 3.9% on a constant currency basis). The decline in billable hours reflects reduced demand for operational accounting roles compared to a year ago, although we are seeing stabilization. The improvement in average bill rate is the result of the Company's continued pricing discipline.

Consulting – Revenue in the Consulting segment declined by $11.3 million or 25.8% (26.2% on a constant currency basis), to $32.4 million in the first quarter of fiscal 2027 compared to $43.6 million in the first quarter of fiscal 2026 due to a 27.1% decrease in billable hours, partially offset by a 2.2% (or 1.7% on a constant currency basis) increase in the average bill rate. The decline in billable hours was primarily due to lower project activity as clients remained cautious about committing to new projects, which led to longer decision cycles and delayed project starts. We continue to invest in consulting leadership and business development talent to strengthen our capabilities and go-to-market execution as client demand evolves.

Europe & Asia Pacific – Revenue in the Europe & Asia Pacific segment decreased by $2.8 million or 13.9% (13.3% on a constant currency basis), to $17.1 million in the first quarter of fiscal 2027 compared to $19.9 million in the first quarter of fiscal 2026. The decrease was primarily due to a 12.2% decrease in the average bill rate (or 9.8% on a constant currency basis) and a 1.3% decrease in billable hours. The decline in the average bill rate was due to a mix shift to lower cost markets in the Asia Pacific region.

Outsourced Services – Revenue in the Outsourced Services segment remained flat year over year. Billable hours increased 4.9%, and the average bill rate declined 1.0%.

All Other – Revenue in the All Other segment decreased by $2.3 million or 100.0% in the first quarter of fiscal 2027 due to the sale of Sitrick and the elimination of the segment as of May 30, 2026.

Adjusted EBITDA by Segment
On-Demand Talent – The On-Demand Talent segment’s Adjusted EBITDA decreased by $2.4 million or 53.5%, to $2.1 million for the first quarter of fiscal 2027, compared to $4.4 million for the first quarter of fiscal 2026. The decrease was primarily attributable to a $2.6 million decrease in gross profit, partially offset by a $0.3 million decrease in segment expenses primarily related to a reduction in management compensation reflecting the substantial completion of fiscal 2026 restructuring actions and only a partial-period impact of phased go-to-market investments.

Consulting – The Consulting segment’s Adjusted EBITDA decreased by $3.4 million or 67.1%, to $1.7 million for the first quarter of fiscal 2027, compared to $5.0 million for the first quarter of fiscal 2026. The decrease is primarily attributed to a decrease in gross profit of $5.2 million, which was partially offset by a reduction in segment expenses of $1.8 million primarily related to a reduction in management compensation, variable compensation and occupancy costs, reflecting the same restructuring and go-to-market investment activities noted above.
Europe & Asia Pacific – The Europe & Asia Pacific segment’s Adjusted EBITDA decreased by approximately $1.0 million or 114.2%, to $(0.1) million for the first quarter of fiscal 2027, compared to $0.8 million for the first quarter of fiscal 2026. The decrease was primarily attributable to a $1.3 million decrease in gross profit, partially offset by a $0.3 million decrease in segment expenses related to a reduction in management compensation.
Outsourced Services – The Outsourced Services segment’s Adjusted EBITDA decreased by $0.8 million, or 34.2% to $1.5 million in the first quarter of fiscal 2027 compared to $2.3 million for the first quarter of fiscal 2026. The decrease was primarily attributable to a $0.5 million decrease in gross profit and a $0.3 million increase in segment expenses.
All Other – The All Other segment's Adjusted EBITDA decreased by $0.2 million or 100.0% for the first quarter of fiscal 2027 compared to $0.2 million for the first quarter of fiscal 2026. The decline was attributable to the sale of Sitrick, which resulted in the elimination of the All Other segment as of May 30, 2026.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, our senior secured revolving credit facility (as discussed further below) and historically, to a lesser extent, stock option exercises and purchases under the Company's ESPP. While during the three months ended August 29, 2026, we did not generate positive cash flow from operations, we have generated positive cash flows from operations on an annual basis since inception. Our ability to generate positive cash flows from operations in the future will depend, at least in part, on customer demand and global economic conditions and our ability to remain resilient during periods of deteriorating macroeconomic conditions and any economic downturns. In fiscal 2026, the Company began its transformation initiative to redesign and streamline its operating model to achieve a reduced cost structure (the "2026 Transformation Initiative"). The Company executed workforce reductions affecting management and administrative roles, aimed at improving efficiency, reducing costs and streamlining operations. The 2026 Transformation Initiative is expected to significantly improve the Company's annual SG&A expenses and improve operating cash flows. As of August 29, 2026, we had $61.2 million of cash and cash equivalents, including $25.6 million held in international operations.

From November 12, 2021 to July 2, 2025, the Company had a revolving credit facility with Bank of America, N.A., pursuant to the terms of the credit agreement dated November 12, 2021 by the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, with the lenders that are party thereto and Bank of America, N.A. as administrative agent for the lenders (the “2021 Credit Facility”). The Company terminated the 2021 Credit Facility on July 2, 2025 and entered into a new credit agreement dated July 2, 2025 by and among the Company and Resources Connection LLC, as borrowers, and all of the Company’s domestic subsidiaries, as guarantors, with the lenders that are party thereto and Bank of America, N.A. as administrative agent, L/C issuer and swingline lender (the “2025 Credit Facility”).

The Company terminated the 2025 Credit Facility on July 13, 2026 and on July 15, 2026, the Company and Resources Connection LLC, as borrowers, and all of the Company’s other domestic subsidiaries, as guarantors, entered into a Revolving Credit, Guaranty and Security Agreement with the lenders that are party thereto and PNC Bank, National Association, as agent for the Lenders (the “2026 Credit Facility”). See Note 4 – Long-Term Debt in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information regarding the 2026 Credit Facility. As of August 29, 2026, the Company had no debt outstanding under the 2026 Credit Facility.

As of May 29,2026, Resources Global Enterprise Consulting (Beijing) Co., Ltd, (a wholly owned subsidiary of the Company), as borrower, and the Company, as guarantor, had another revolving credit facility with Bank of America, N.A. (Beijing) as the lender (the “Beijing Revolver”). The Company terminated the Beijing Revolver on July 13, 2026.

In addition to cash needs for ongoing business operations, from time to time, we have strategic initiatives that could generate significant additional cash requirements. Such costs primarily include software licensing fees and other costs in areas including change management and training. We believe our current cash, ongoing cash flows from our operations and funding available under our 2026 Credit Facility will provide sufficient funds for these initiatives. As of August 29, 2026, we have non-cancellable purchase obligations totaling $8.7 million, which primarily consists of payments pursuant to the licensing arrangements that we have entered into: $2.6 million due during the remainder of fiscal 2027; $4.6 million due during fiscal 2028; $1.4 million due during fiscal 2029; and a nominal amount due thereafter. We lease office space under non-cancelable operating leases with various expiration dates.

We pay a regular quarterly dividend to our stockholders, subject to approval each quarter by our Board of Directors. Most recently, on August 6, 2026, our Board of Directors approved a cash dividend of $0.07 per share of our common stock, payable on October 1, 2026 to stockholders of record at the close of business on September 3, 2026. Continuation of the quarterly dividend is at the discretion of the Board of Directors and depends upon our financial condition, results of operations, capital requirements, general business condition, contractual restrictions contained in the 2026 Credit Facility and other agreements, and other factors deemed relevant by our Board of Directors.
As described under “Market Trends and Uncertainties” above, demand for professional services has become increasingly selective, which has resulted in variability in demand across service offerings, and uncertain macroeconomic conditions, including heightened geopolitical tensions, fluctuations in currency exchange rates, recent government and policy changes implemented in the United States, and tariff actions and uncertainties related to trade wars have created significant uncertainty in the global economy, which have adversely impacted, and may continue to adversely impact, demand for our services and our financial results, operating cash flows and liquidity needs. If we are required to raise additional capital or incur additional indebtedness for our operations or to invest in our business, we can provide no assurances that we would be able to do so on acceptable terms or at all. Our ongoing operations and growth strategy may require us to continue to make investments in critical markets and further expand our internal technology and digital capabilities. In addition, we may consider making additional strategic acquisitions or dispositions or initiating additional restructuring initiatives, which could require significant liquidity and adversely impact our financial results due to higher cost of borrowings. We believe that our current cash, ongoing cash flows from our operations and funding available under our 2026 Credit Facility will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.
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
Other than as described herein, there have been no material changes to our material cash requirements, including commitments for capital expenditures, described under the heading “Liquidity and Capital Resources” in Item 7 of Part II of our Fiscal Year 2026 Form 10-K.
Operating Activities
Operating activities for the first three months of fiscal 2027 used cash of $18.9 million compared to $7.8 million of cash used in the first three months of fiscal 2026. The cash used in operations for the three months ended August 29, 2026 included a net loss of $8.0 million, offset by non-cash adjustments of $2.9 million. The cash used in operations was primarily due to changes in operating assets and liabilities, which amounted to a net cash outflow of $13.8 million, including a $12.0 million payout of annual incentive compensation in July. The changes in operating assets and liabilities also included a $3.9 million decrease in other liabilities related to payments made in connection with executive transition and restructuring activities. A $1.6 million decrease in accounts payable and other accrued expenses further contributed to the decrease in operating assets and liabilities. These changes were partially offset by non-cash adjustments of $2.9 million (resulting primarily from a $1.4 million adjustment in non-cash stock-based compensation) and a $2.1 million decrease in trade accounts receivable.
Net cash used in operating activities was $7.8 million for the three months ended August 30, 2025. The cash used in operations for the three months ended August 30, 2025 included a net loss of $2.4 million, offset by non-cash adjustments of $5.3 million. The cash used in operations was primarily due to changes in operating assets and liabilities, which amounted to a net cash outflow of $10.8 million, driven by the timing of our pay cycle and the payout of annual incentive compensation resulting in a $15.8 million decrease in accrued bonuses, salaries and related obligations, a $1.5 million decrease in accounts payable and other accrued expenses and a $0.6 million decrease in other liabilities. These decreases were offset by a $5.7 million decrease in trade accounts receivable, a $0.8 million decrease in prepaid expenses and other current assets, a $0.6 million decrease in other assets, and a $0.2 million increase in prepaid income taxes.
Investing Activities

Net cash used in investing activities was $0.3 million for the first three months of fiscal 2027 compared to $0.1 million for the first three months of fiscal 2026. Net cash used in investing activities for the first three months of fiscal 2027 was primarily related to $0.3 million of cash used for leasehold improvements and the acquisition of computer equipment, which was partially offset by a nominal amount of sale proceeds.

Net cash used in investing activities was $0.1 million for the three months ended August 30, 2025. Net cash used in investing activities for the three months ended August 30, 2025 was primarily related to $0.1 million of cash used for the development of internal-use software and acquisition of property and equipment.
Financing Activities
Net cash used in financing activities was $1.9 million for the first three months of fiscal 2027 compared to $1.6 million for the first three months of fiscal 2026. Net cash used in financing activities during the first three months of fiscal 2027 consisted of cash dividend payments of $2.4 million and $0.3 million of debt issuance costs related to entry into the 2026 Credit Facility. These payments were partially offset by $0.9 million in proceeds received from ESPP share purchases.
Net cash used in financing activities totaled $1.6 million for the three months ended August 30, 2025. Net cash used in financing activities during the three months ended August 30, 2025 consisted of cash dividend payments of $2.3 million, which were partially offset by $1.1 million in proceeds received from ESPP share purchases.
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
As of August 29, 2026, we had approximately $61.2 million of cash and cash equivalents and no borrowings under the 2026 Credit Facility. The earnings on cash and cash equivalents are subject to changes in interest rates; however, assuming a constant balance available for investment, a 10% decline in interest rates would have reduced our interest income but would not have had a material impact on our consolidated financial position or results of operations.
We may become exposed to interest rate risk related to fluctuations in the Term SOFR rate used under our 2026 Credit Facility. See Note 4 – Long-Term Debt in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further discussion about the interest rate on our 2026 Credit Facility. As of August 29, 2026, we had no borrowing outstanding under our 2026 Credit Facility.
Foreign Currency Exchange Rate Risk. For the three months ended August 29, 2026, approximately 21.0% of our revenues were generated outside of the U.S. compared to approximately 20.5% of our revenues for the three months ended August 30, 2025. As a result, our operating results are subject to fluctuations in the exchange rates of foreign currencies in relation to the U.S. dollar. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at the monthly average exchange rates prevailing during the period. Thus, as the value of the U.S. dollar fluctuates relative to the currencies in our non-U.S.-based operations, our reported results may vary.
Assets and liabilities of our non-U.S.-based operations are translated into U.S. dollars at the exchange rate effective at the end of each monthly reporting period. Approximately 58.2% of our cash and cash equivalents balances as of August 29, 2026 were denominated in U.S. dollars. The remaining amount of approximately 41.8% was comprised primarily of cash balances translated from Euros, Mexican Pesos, Canadian Dollar, Chinese Yuan, Indian Rupee, Japanese Yen, and British Pound Sterling, This compares to approximately 58.2% of our cash and cash equivalents balances as of May 30, 2026 that were denominated in U.S. dollars and approximately 41.8% that were comprised primarily of cash balances translated from Euros, Mexico Pesos, Canadian Dollar, Chinese Yuan, India Rupee, Japanese Yen and British Pound Sterling. The difference resulting from the translation in each period of assets and liabilities of our non-U.S.-based operations is recorded as a component of stockholders’ equity in accumulated other comprehensive income or loss.
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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of August 29, 2026. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of August 29, 2026 due to the material weakness in our internal control over financial reporting as described below.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness in our internal control over financial reporting associated with ineffective information technology general controls (“ITGCs”) that support our financial reporting processes as of May 30, 2026. This material weakness continued to exist as of August 29, 2026. Management determined that we did not design and maintain effective controls to adequately restrict user and privileged access to financial applications, programs and data to authorized personnel. Management also determined that program change management controls were not designed and operating effectively to ensure that information technology (“IT”) program and configuration changes affecting IT applications and underlying accounting records were appropriately identified, tested, authorized and implemented. As a result, the related IT dependent manual and application controls that relied on the affected ITGCs, or on information generated by IT systems with affected ITGCs could have been adversely impacted, and were also deemed to be ineffective.
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
We are in the process of designing and implementing improved processes and controls. Specifically, we have undertaken remedial actions involving but not limited to the following:

•Enhancing the design of our user access controls, including limiting privileged access to only appropriate personnel, defined and maintained access profiles commensurate with job responsibilities, and increased the frequency of user access review controls.
•Improving audit logging across our financial applications and IT systems to enhance the completeness and traceability of user access changes and system and program changes.
•Establishing guidance and standardized procedures for the performance of user access and change management reviews and have performed ongoing training with control operators to improve documentation to support effective control activities, including evidence over the completeness and accuracy of reports used by the Company when conducting such reviews
•Enhancing our segregation of duties review process.
While we believe that upon completion, we will have strengthened our ITGCs to address and successfully remediate the identified material weakness, a control weakness is not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. The newly implemented controls have not been in place and operating for a sufficient period to evaluate if the material weakness has been remediated. Therefore, these material weaknesses have not been remediated as of August 29,

2026. We expect to complete the remediation activities as early as practicable in the fiscal year 2027. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control Over Financial Reporting

Other than the changes associated with the material weakness and remediation actions noted above, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended August 29, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes in our risk factors from those disclosed in Item 1A of Part I of our Fiscal Year 2026 Form 10-K, which was filed with the SEC on July 24 2026. See “Risk Factors” in Item 1A of Part I of such Fiscal Year 2026 Form 10-K for a complete description of the material risks we face.
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

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2025).
10.1+*	Employment Agreement between Resources Connection LLC and Michael Lane, dated August 1, 2026.
10.2+*	Employment Agreement between Resources Connection LLC and Scott Rottmann, dated August 1, 2026.
10.3+*	Employment Agreement between Resources Connection (UK) Limited and Venkataraman Ramaswamy Iyer, dated August 1, 2026.
10.4+	Employment Agreement between Resources Connection LLC and Jessica Block, dated February 2, 2026.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following unaudited interim consolidated financial statements from the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended August 29, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______
*Filed herewith.
**Furnished herewith.
+    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCES CONNECTION, INC.

Date: October 7, 2026	/s/ ROGER CARLILE

Roger Carlile
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: October 7, 2026	/s/ JESSICA BLOCK

Jessica Block
Chief AI Officer and Interim Chief Financial Officer (Principal Financial Officer)

Date: October 7, 2026	/s/ TRISHA JENKS

Trisha Jenks
Chief Accounting Officer (Principal Accounting Officer)